Form 10QSB
period 1995-08-31
PRINCETON ELECTRONIC PRODUCTS INC
filed 1995-10-13
CIK 80324

SECURITIES & EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB



                QUARTER REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                               (Unaudited)


For the Quarter Ended
August 31, 1995                                  Commission File No. 0-5141


                    PRINCETON ELECTRONIC PRODUCTS, INC.
          (Exact name of registrant as specified in its charter)


          New Jersey                              22-1848644


(State or other jurisdiction of                         (IRS Employer Iden-
incorporation or organization)                           tification Number)



          2222 East Camelback Road, Suite 200, Phoenix, AZ 85016
                 (Address of principal executive offices)


                              (602) 954 2600
           (Registrant's telephone number, including area code)

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for  the past 90 days.   Yes(X)   No( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
                                14,981,622



           PRINCETON ELECTRONIC PRODUCTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                           Unaudited     Audited
                                                 Q/E         Y/E
                                             8/31/95     5/31/95
CURRENT ASSETS                            ----------  ----------
   Cash                                    $   1,505   $  49,057
   Available for securities                  279,779     245,079
   Accounts Receivable:
      -Hair Care Division                     55,274     118,719
   Notes receivable:
      -Related Parties, Officers              45,000      45,000
   Inventory
      -Hair Care Division                    135,027      97,082
   Prepaid Expenses                           87,015      69,444
   Investment in Commission Contract Current  11,380      11,380
                                           ---------   ---------
TOTAL CURRENT ASSETS                        $614,980    $635,761
                                           ---------   ---------
   Note receivable - affiliate               286,765     286,765
   Note Receivable - Hair Care Division      125,000     125,000
   Note Receivable - Officers                144,000     144,000

   Officers' & Stockholders' Adv             468,906     398,906

   Property & equipment (Net)              1,489,422   1,495,703

   Investment in Restricted Securities       250,000     250,000
   Investment in Real Estate                 225,000     225,000
   Investment in Commission Contract
      Long Term                              172,925     112,436
   Goodwill                                              130,500   130,500
   Deposits                                               28,090    37,449
                                           ---------   ---------
TOTAL ASSETS                              $3,935,588  $3,841,520
                                          ==========  ==========
















           PRINCETON ELECTRONIC PRODUCTS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd.)

                                           Unaudited     Audited
                                                 Q/E         Y/E
                                             8/31/95     5/31/95
CURRENT LIABILITIES                     -----------  -----------
--------------------
Long term debt - current portion         $  322,574  $  519,893
Accrued expenses                            492,293     210,219
Accrued interest and real estate taxes       22,339      22,339
Payroll & sales taxes payable                 1,230       1,555
Deferred Revenue                             68,750      68,750
                                          ---------   ---------
Total Current Liabilities                $  907,186  $  822,756
                                          ---------   ---------
Long Term Debt                           $1,229,522  $1,041,747
Long Term Debt-Note #1                      367,901           0
                                          ---------   ---------
                                         $1,597,423  $1,041,747
                                          ---------   ---------
Stockholders' equity:
Preferred stock, no par value:
   2,342,900 shares authorized,
   convertible into 1 share of common
   1,893,321 issued & outstanding         2,316,119   2,316,119

Common stock, no par value,
   15,000,000 shares authorized,
   15,792,192 issued & outstanding        9,346,049   9,346,049

Additional paid in capital                5,282,205   5,282,205

Accumulated deficit                     (13,714,144)(13,501,607)
                                         ----------  ----------
                                          3,230,229   3,442,766

Unrealized Income (Loss) on available-
for sale securities                      (1,454,517) (1,488,917)

Treasury stock                             (344,733)   (344,733)
                                         ----------  ----------
Net stockholders' equity                 $1,430,979  $1,609,116
                                         ----------  ----------
TOTAL LIABILITY &
STOCKHOLDERS EQUITY                      $3,935,588  $3,473,619
                                        =========== ===========

Note #1: Reclassed Notes Long Term Portion




           PRINCETON ELECTRONIC PRODUCTS, INC. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                            3 months    3 months
                                               ended       ended
                                             8/31/95     8/31/94
REVENUES
------------
Rental                                      167,665      61,198
Other                                        65,399           0
Hair Care Div                                17,272      17,900
                                         ----------  ----------
TOTAL REVENUE                            $  250,336  $   79,098
                                         ----------   ---------
COSTS & EXPENSES:
-----------------
C.O.S.-Hair Care Division                     1,442       4,089
Rental Expense-Hair Care Division             6,586      13,049
Building expenses                            95,270      82,517
Selling, G & A                              274,839     209,187
Selling, G & S-Hair Care Division            74,607       9,313
                                        ----------- -----------
TOTAL COSTS & EXPENSES                   $  452,744  $  318,155
                                        -----------  ----------
NET (LOSS) FROM OPERATIONS              ($  202,408)($  239,057)
                                        -----------           -----------
Other Income (Expense)
   Interest Income                                0       4,170
   (Interest Expense)                       (10,124)    (31,423)
   Other                                          0      25,822
   Broker Dealer Recover                          0
   Loss Net Real. Sale Sec.                       0
                                        ----------- -----------
Total Other Income (Expense)              ($10,124)     ($1,431)
                                         ---------- -----------
Net (Loss) Before Adjustment            ($  212,532)($  240,488)
                                         ---------- -----------
Adjustment for Minority
Subsidiary Interest                           3,750       4,276
                                        -----------  -----------

NET (LOSS)                              ($  208,782)($  236,212)
                                        =========== ===========
NET (LOSS) PER SHARE                         (0.014)     (0.016)

WEIGHTED AVERAGE # OF SHARES
AT 8/31/95                                14,981,622
AT 8/31/94                                           14,748,671





           PRINCETON ELECTRONIC PRODUCTS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            3 months    3 months
                                               ended       ended
                                             8/31/95     8/31/94
                                          ----------  ----------
Cash flow from Operating Activities:
Net Income (Loss)                       ($  212,532) ($ 240,488)
                                        ----------- -----------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation                                 17,000      18,750
(Increase) decrease in securities owned     (34,700)    491,648
(Increase) decrease in accts. rec.           63,445    (255,996)
(Increase) decrease in deposits               9,359       5,000
(Increase) decrease in ppd exp.             (17,571)          0
(Increase) decrease in inventory            (37,945)    (57,067)
(Increase) decrease in notes rec. adv. inv.(125,408)    (95,087)
Increase (decrease) in accrued expenses     289,625    (873,792)
Increase (decrease) in property & equip      10,719
Stock issued for services                         0       7,500
Stock issued for investment                       0           0
Stock issued for debt reduction                   0           0
                                        ----------- -----------
Total adjustments                           174,524    (759,044)
                                        ----------- -----------
Net cash (used in) provided by
operating activities                    ($   38,008)($  999,532)
                                        ----------- -----------
Cash flow from financing activities:
(Decrease)increase in notes payable          (9,544)          0
Proceeds from issuance of common stock            0     996,841
                                        ----------- -----------
Net cash (used in) provided by
financing activities                         (9,544)    996,841

Net (decrease) increase in cash         ($   47,552)($    2,691)

Cash beginning of period                     49,057      62,077
                                       ------------ -----------
Cash end of period                           $1,505     $59,386
                                        =========== ===========






           PRINCETON ELECTRONIC PRODUCTS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              August 31, 1995
                                (Unaudited)




NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ended May 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1995.






























                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

                    THREE MONTHS ENDED AUGUST 31, 1995



Operating Results

During fiscal quarter ended August 31, 1995, the Company had revenues from its two divisions: Real Estate Division and Personal Care Division.

The Company's rental revenues increased during the quarter ended August 31, 1995 by 273% from $61,198 during the first quarter of fiscal year 1995 to $167,665 in the first quarter of fiscal year 1996 primarily as a result of increased rates per square foot on leases and substantially increased leasing of available space.
In addition, the Company acquired an additional 20,000 square foot commercial office building which will further increase future revenues. since the date of this report the Company has completed 100% leasing of its headquarters office building, which should produce total revenues of approximately $470,000 during the current fiscal year. Also subsequent to the date of this report a lease on 10,000 square feet of the Company's second office building was signed and increased revenues will be reported in subsequent reports. Rental income costs have increased with the increased occupancy of the headquarters building and the costs of operations and acquisition of the second building. These costs increased by 11.5% from $82,517 in first quarter 1995 to $95,270 for first quarter 1996. Even with the increased expenses the headquarters office is profitable and will produce positive cast flow for the current fiscal year. The second office building is 50% occupied and will produce positive cash from at its present occupancy. Negotiations are underway for leases for the balance of the unoccupied space in this building and completions are anticipated in the current quarter.

No comparison of revenue for the personal care division is being made. However for this quarter ended August 31, 1995, total revenues were $17,272. This division has been developing new packaging and has recently signed contracts which will produce substantial revenues over the balance of the current fiscal year. Operating costs have reflected development and promotional expenses totaling $74,607, which is not indicative of normal costs associated with this industry. Management expects costs to normalize as market penetration produces sufficient sales of product to spread these costs over significant units of product. Based upon analysis of the progress of the marketing effort management does not expect significant revenues or income until the fourth fiscal quarter of this year.

Net loss for the quarter of $208,782 was 8.8% less than the comparable quarter in 1994. This was due to the reduction in interest expense, along with the increased revenues from leasing activity in the Real Estate Division. Although general and administrative expense was increased 31% to $274,839 from the 1994 results of $209,187, the revenues were sufficient to reduce the operating loss.


Liquidity and Capital Resources

The Company's current ratio (current assets divided by current liabilities) decreased from 2.01 to 1. in August 1994 to .59 to one as the result of use of proceeds from sale of securities to fund operating losses in the building and personal care divisions.

The Company's current assets decreased from $3,382,351 at August
31, 1994 to $614,980 as of August 31, 1995, primarily as a result of the sale of the available for sale securities held by the Company.

The Company expects that increased liquidity will be obtained in the future from private placement of its shares, refinance of property and merchandise sales. However, no assurance can be made that the Company will be successful in completing any of these objectives.

The Company's current portion of long term debt was reduced due to the payment by the Company of a mortgage on its Company headquarters of $210,000 and refinancing of the property to retire the second mortgage of $187,500. This financing is not expected to have any short term impact upon the Company's liquidity or operations.

As a result of payment of the mortgages previously referred to the interest expense of the Company was reduced by 310% to $10,124.

The Company is continuing to develop strategies and financing to enable its Personal Care Division to expand its market. The Company is expecting to increase revenues in its Real Estate Division through active leasing of its remaining rentable space. Although no assurance can be given that the Company will successfully accomplish these goals, management believes that continued activity will result in completion of these goals.










                               FORM 10-QSB

                   PRINCETON ELECTRONIC PRODUCTS, INC.
               FOR THE THREE MONTHS ENDED AUGUST 31, 1995









SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRINCETON ELECTRONIC PRODUCTS, INC.



DALE E. EYMAN, Chairman, CEO
(Signature)

October 12, 1995
Date