Form 10-Q/A
period 1995-08-31
PRINCETON AMERICAN CORP
filed 1995-11-20
CIK 80324

SECURITIES & EXCHANGE COMMISSION
                          Washington, D. C. 20549

                               FORM 10-QSB/A

                              AMENDMENT NO. 1


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


                              FORM 10-QSB/A

                             AMENDMENT NO. 1

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

November 20, 1995
Date