Form 10QSB
period 1995-11-30
PRINCETON AMERICAN CORP
filed 1996-01-12
CIK 80324

SECURITIES & EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB



                QUARTER REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                               (Unaudited)


For the Quarter Ended
November 30, 1995                                Commission File No. 0-5141


                      PRINCETON AMERICAN CORPORATION
          (Exact name of registrant as specified in its charter)


          Nevada                             22-1848644

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
                                16,312,317





              PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             November 30, 1995
                                (Unaudited)




NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ended May 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1995.



























                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

                   THREE MONTHS ENDED NOVEMBER 30, 1995



Operating Results

During fiscal quarter ended November 30, 1995 the Company had two primary sources of revenue: Rental income from its commercial real estate division and sales income from its personal care products division.

The Company's rental revenues increased 233% from $57,739in the second quarter of fiscal year 1995 to $137,081 in the second quarter of fiscal year 1996, primarily as the result of successful completion of leasing in the Company's headquarters building and increased leasing in the second office building, at substantial rate increases. Rental income costs for the quarter increased 213% to $123,329 from $57,862 in the second quarter of fiscal year 1995 due to the expenses and commissions associated with the leasing of the additional space. The headquarters office building is 100% leased with annual revenue of $484,557 while the second building is 50% leased with gross annual revenue of $180,000. Due to the favorable demand for office space in the Phoenix market and the location of the Company's properties management believes that full leasing of these properties will be achieved during the current fiscal year and occupancy can be maintained for the foreseeable future.

Operations in the Personal Care Division resulted in an increase in sales of 1,111% from $2,260 in the quarter ended November 30, 1994 to $25,127 in the current quarter ended November 30, 1995. This resulted from the startup of GSK Products in the second quarter of 1995 and the subsequent start up of Biosome Products, Inc. during the second quarter of 1996. Sales for this division have been slower than expected but are increasing steadily as redeveloped and packaged products have become available for distribution. Costs of sales increased 567% to $22,063 in the current quarter compared to $3,886 in the similar quarter of fiscal year 1995. The G & A expenses for the division also increased 379% from $10,630 in fiscal year 1995 to $40,356 in the current quarter of fiscal year 1996. Both of these expense increases are the result of expenses incurred as the result of necessary redesign and repackaging of products acquired from the purchase of the Gary Gerard line of professional hair care products. Management is presently engaged in aggressive marketing efforts which have resulted in appointment of five regional distributors for the Gary Gerard products and shipment of the products is now underway. Although no assurance can be made that sales results will be successful or that future profits will result, it is believed by management that its efforts will produce positive results for the Company.

Total costs and expenses from operations increased by 41.3% during the quarter over the similar period in fiscal 1995 primarily as the result of the increased expenses for the acquisition of leases and the design and manufacture of the hair care products.

Overall loss per share for the quarter improved by 71.1% from (.048) per share for the fiscal quarter ended November 30, 1994 to (.028) per share for the current quarter. This is primarily caused by the one time charge to earnings made in the second quarter of fiscal 1994 for losses on sale of securities of $280,811.

Management continues to pursue viable cost cutting measures; however, the expenses necessary for the continued expansion and growth of the personal care products division will continue to impair earnings until sufficient sales volumes are reached for breakeven or profits., Management expects improved results in this area each fiscal quarter based upon its previously discussed activities.

Liquidity and Capital Resources

The Company's current ratio (current assets divided by current liabilities) decreased marginally from 1.29 of current liabilities to 1 of current assets at May 31, 1995 to 1.36 of current liabilities to 1 of current assets at November 30,1995. Current assets increased to $744,418 for November 30, 1995 from $635,761 as of May 31, 1995. These changes were the result primarily of an increase in inventory of personal care products and prepaid expenses associated with the redesign and build up of inventory for distribution. Much of this inventory has been shipped in the current quarter and will be reflected in subsequent reporting periods. The current liabilities increased from $822,756 at May 31, 19956 to $1,015,963 in the quarter ended November 30, 1995, primarily due to an increase in current accrued expenses, increases associated with lease acquisitions, and inventory build ups. The Company also expenses approximately $250,000 for promotional advertising and public relations efforts.

The loss for the quarter of $455,312 is represented primarily by the Company spending $180,000 for advertising and public relations, accrued salaries of $116,000, legal and accounting expenses of $112,000 and $52,000 of lease and other miscellaneous G & A expenses.

An adjustment of current liabilities was made in the first quarter to long term debt of $367,000 based upon management's analysis of two obligations of the Company which are determined to not be payable during the current fiscal year.

The Company's current portion of long term debt was reduced by the Company refinancing the office building for $230,000 and the adjustment referred to previously.

The Company issued its shares for $155,689 of its advertising and public relations services during the quarter and anticipates issuing its shares for certain services and cash as ad mechanism for funding its future operations Additionally, the Company is endeavoring to obtain long term permanent financing for its office building which will generate an additional $1,000,000 or more for operations. However, these financings are dependent upon the market value of the Company's common stock and real estate assets and until completion of these financings no assurance can be made of their completion.

The Company presently owns stocks of various publicly traded companies which can be sold in the open market to provide working and expansion capital.

On December 4, 1995 subsequent to the period of this report the Company declared a reverse split of its shares of 1 shares of new stock for each 10 shares owned. This action was deemed by the directors of the Company to be necessary to maintain its listing on the NASDAQ stock market. As the result of this action the Company would have 1,631,232 shares outstanding as of that date.

The Company is actively engaged in the pursuit of additional sources of funding although no assurance can be given that these sources will in fact result in funding, management believes tat they will continue to generate sufficient operating capital to enable the Company to continue to pursue its objectives.

                               FORM 10-QSB

                   PRINCETON AMERICAN CORPORATION
                FOR THE SIX MONTHS ENDED NOVEMBER 3, 1995









SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRINCETON ELECTRONIC PRODUCTS, INC.



DALE E. EYMAN, Chairman, CEO
(Signature)

January 11, 1996