Form 10QSB
period 1996-02-29
PRINCETON AMERICAN CORP
filed 1996-04-12
CIK 80324

SECURITIES & EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB


                QUARTER REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                               (Unaudited)


For the Quarter Ended
February 29, 1996                                Commission File No. 0-5141



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

                                 3,310,480
              PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             February 29, 1996
                                (Unaudited)




NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ended May 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1995.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

                   THREE MONTHS ENDED FEBRUARY 29, 1996


OPERATING RESULTS

The Company's rental revenue increased 16.6% during the quarter ended February 29, 1996 to $150,903, compared to the same quarter of fiscal year 1995 which was $125,926, primarily as the result of increasing rental rates and occupancy in the commercial office buildings. The Company's rental expenses decreased by 54.65% to $55,430 compared to the same quarter in fiscal 1995 of $105,285, primarily due to reduction in commission expenses which were incurred during the same quarter in 1995. The 20,000 square foot office building remains 50% occupied; however, leasing proposals are pending for the balance of the vacant area and the Company anticipates completion of leasing during the fourth quarter of this fiscal year.

The Company does not anticipate any unusual or extraordinary expenses relating to these properties but will continue to upgrade and maintain these properties as revenues justify this.

It is anticipated that the commercial office buildings will produce positive cash flows during the current fiscal year based upon the present revenues.

Revenues for the Personal Care Products Division decreased 240% to 29,447 during the quarter ended February 29,1996 compared with the same quarter in fiscal 1995 primarily as the result of a large shipment of product of Nature's Hair+ during the previous 1995 quarter which distorted the normal sales curve; additionally the Biosome Products division was undergoing inventory buildup prior to shipping orders which have now been delivered. Sales in this division will substantially increase during the current quarter and the closing of the Organifyl Labs acquisition on May 1, 1996 will accelerate sales during the coming fiscal year 1997. The costs of sales increased substantially as the result of the inventory buildup in the Biosome Division and is distorted due to the timing of sales as previously discussed.

Selling and G & A expenses increased by 191% to $475,898 during the quarter ended February 19, 1996 as compared to the same quarter in fiscal 1995, which was $248,811, due primarily to increased salaries and expenses of acquiring and administering the growth of the Company.

The net loss for the quarter of $485,155 as compared to the $70,815 for the same quarter of fiscal 1995 is distorted by the recovery of $266,444 reported in the 1995 quarter. By eliminating this distortion the comparison would reflect an increased loss of $145,896 which is reflected in the increased G & A expenses and reduced sales for the quarter by the Personal Care Products Division. The Company believes that the operating results for the quarter are not typical of the results which may be expected when sales and expenses connected to the development of the operations of the Company have stabilized sufficiently to reflect normal operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets divided by current liabilities) increased to .76 to 1 from .61 to 1 at the end of the fiscal year ended May 31, 1995. This change is reflected by an increase in cash from $49,057 at May 31, 1995 to $125,711 in the current quarter. Inventory increases commensurate with the building of the Personal Care Products Division and substantial increases of prepaid expenses connected to advertising and public relations of the Company increased current assets by $768,596. Since the date of this report the Company has raised sufficient capital to reduce long term debt and accrued expenses substantially and these changes will be reflected in the annual report Form 10-K for the year ending May 31, 1996. Long term debt increased as the result of financing completed on the Company's commercial office buildings.

The Company's Board of Directors declared a reverse split of its stock on a 1 for 10 exchange effective December 4, 1995. As a result of that the Company was able to maintain its listing on the NASDAQ stock exchange. The Company is currently able to raise necessary operating capital through private placement of its common stock along with revenues from operations. Although these financing sources appear to be adequate for the present needs of the Company there can be no assurance that these sources will continue to provide all the liquidity necessary for future operations.

The Company is continuing to pursue acquisitions of operating companies and properties which will contribute revenues to the Company. Although no assurance can be made that the Company will be able to accomplish any acquisitions, it is management's opinion that these acquisitions will become available from time to time. These acquisitions may necessitate additional requirements for funding and there can be no assurance that any such funding will be available.








                               FORM 10-QSB

                   PRINCETON ELECTRONIC PRODUCTS, INC.
              FOR THE NINE MONTHS ENDED FEBRUARY 29, 1996









SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRINCETON ELECTRONIC PRODUCTS, INC.


S/ DALE E. EYMAN
DALE E. EYMAN, Chairman, CEO


April 11, 1996
Date