Form 10KSB40
period 1996-05-31
PRINCETON AMERICAN CORP
filed 1996-10-04
CIK 80324

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES ACT OF
         1934

                     For the fiscal year ended May 31, 1996.

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


                                 (602) 954-2600
               (Registrant's telephone number including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
           Common Stock, No Par Value             NASDAQ Market System

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At May 31, 1996, the aggregate market value of common stock held by non-affiliates of the Registrant was $4,722,474.

Indicate the number of shares outstanding of each of the Regis- trant's classes of common stock as of the latest practicable date.

9,228,027 shares of common stock outstanding on May 31, 1996.

                                TABLE OF CONTENTS

                                                                   PAGE
PART I                                                                3
     ITEM 1    BUSINESS                                               3
     ITEM 2    PROPERTIES                                             9
     ITEM 3    LEGAL PROCEEDINGS                                     10
     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                               11
PART II                                                              11
     ITEM 5    MARKET FOR THE COMPANY'S COMMON EQUITY
               SECURITIES AND RELATED SHAREHOLDER MATTERS            11
     ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS         12
     ITEM 7    FINANCIAL DATA                                        14
     ITEM 8    AUDITORS                                              15
PART III                                                             15
     ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF THE
               COMPANY                                               15
     ITEM 10   EXECUTIVE COMPENSATION                                17
     ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                 21
     ITEM 12   CERTAIN RELATIONSHIPS AND
               RELATED TRANSACTIONS                                  21
PART IV                                                              22
     ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K                      22

                                     PART I

ITEM 1. BUSINESS

General.

Princeton is composed of two divisions. The Personal Care Division is engaged in the manufacture and distribution of personal care products to the professional beauty and barber industry. This division is composed of three subsidiary corporations.

The Real Estate Division is engaged in the acquisition and management of office buildings and undeveloped land.

PERSONAL CARE DIVISION

GSK PRODUCTS, INC. On July 19, 1994 Princeton acquired a controlling interest in GSK Products, Inc. ("GSK") by acquiring 50% of the GSK outstanding common stock from each of GSK's two principal shareholders. Princeton was also named as trustee of two voting trust agreements for 10% of GSK's outstanding shares by each of GSK's two principal shareholders. GSK is located in Phoenix, Arizona. GSK had previously acquired the rights to a hair care product which GSK had tested for several months.

GSK has executed an exclusive distribution agreement with HarGen Distributing, Inc. ("HarGen") which grants to HarGen the exclusive worldwide distribution and marketing rights to all of GSK's products. GSK is required to maintain a products liability insurance policy on its products.

GSK Products, Inc. manufactures and distributes a product known as Nature's Hair+(TM). This product is designed to stop excessive hair loss and to regenerate otherwise healthy hair follicles in order to encourage continuing hair growth. This product has patent pending status.

Marketing and Sales

Throughout the balance of the fiscal year marketing has been managed through HarGen Distributing Co., the exclusive distributor. Sales of the product have been less than anticipated because of the difficulty of establishing regional distributors. New channels of distribution are being explored in order to expand the product sales. Although management remains optimistic regarding the future potential sales for this product no assurance can be made that successful marketing will occur.

Backlog of Orders

There was no backlog of orders on May 31, 1996.

Markets

The product is sold primarily to distributors in the professional beauty and barber industry at the present time. The product has also been sold to a multilevel marketing company to market under its private label.

There are many available retail marketing outlets which have not been solicited. The Company has targeted several new markets for development of product sales.

Manufacturing

The Company has the products mixed and filled by a specialty packaging company. The product contains readily available ingredients. No single source for ingredients is necessary for production of the product.

Competition

At the present time there are several products being marketed by competing companies, which purport to reduce or eliminate excessive hair loss and regenerate hair growth. Rogaine is a topical application of 2% minoxidil sold to the public by Upjohn Company.

Also being sold to the general public is a hair product known as Nioxin, manufactured by Nioxin Research Labs. The product has gained sufficient distribution to provide competition with the Company's product within the beauty and barber industry.

Patents and Trademarks

GSK Products, Inc. has filed a patent application for Nature's
Hair+(TM) and the name was trademarked. The patent application is still pending and if granted will be sufficiently broad to protect the product from infringement by competitors.

BIOSOME PRODUCTS, INC.   On February 28, 1995 Princeton organized
a subsidiary corporation in Nevada, Biosome Products, Inc. ("Biosome") to acquire the name and product marketing rights to Gary Gerard Biosome Series from Gary Gerard, Inc. As a part of the acquisition Gary Gerard, Inc. acquired 20% ownership of Biosome and Princeton American Corporation, Inc. acquired 80% ownership.

Marketing and Sales

The product line consists of shampoos, gels, conditioners, hair treatments and sprays for sale through professional salons.

The product line has been sold under the Gary Gerard trademark since 1990. It is the intention of the Company to continue to expand the market for this product by marketing it to regional distributors in the hair care field.

Since acquiring this product line the Company has completely repackaged the products, modernized the line and added three new products.

Sales of the product have been moderate since the acquisition, relying primarily on sales to the accounts previously established. New distribution networks are being established.

Backlog of Orders

No backlog of orders was unfilled at May 31, 1996.

Markets

The product line is marketed through regional distributors to the beauty and barber industry as well as to large specialty chains under private label packaging. It is believed that the products have distinctive properties of formulation and efficacy which will increase both retail and private label sales of the products. A wide and deep market for these products exists.

Competition

The market for hair care products is highly competitive. There are many major competitors selling similar products both to the general public and to the beauty and barber industry.

Companies with products that directly compete with Biosome products are Paul Mitchell, Joico, Nexus, Matrix and Image. These companies are firmly established in the market and are better financed than Biosome. Although management believes that its experience and expertise is sufficient to establish a market for Biosome products, no assurance can be made that the Company will be successful in these efforts.

Patents and Trademarks

The Company holds the trademark registration on the name Gary Gerard Biosome Series.

Employees

The subsidiary employs four persons including its President, Gregory Eastman. Mr. Eastman is the former president and CEO of Jhirmack, Inc. and during his tenure Jhirmack increased sales from $9,000,000 to $184,000,000 over a seven year period. Mr. Eastman has over 25 years experience in the industry.

Pending Acquisition

Organifyl Labs, Inc. On July 12, 1995 the Company announced an agreement in principal to acquire Organifyl Labs, Inc., a 25 year old manufacturer of hair and skin care products. The company is presently located in Saddlebrook, New Jersey. This purchase was closed and control was acquired May 1,1996. The terms of the purchase require that Organifyl Labs, Inc., a Nevada corporation wholly owned by Princeton, acquire all of the assets of Organifyl Labs, Inc., a New Jersey corporation, without responsibility for payment of any liabilities then existing in exchange for the sum of $375,000 payable over time. At the time of the filing of this report $80,000 has been paid for this purchase.

Marketing and Sales

This company has been marketing a line of ampoules which are container delivery systems for the application of highly concentrated hair conditioners.

The company has a complete line of hair care products consisting of shampoos, conditioners, hair treatments and solutions. The company is fully capable of manufacturing and packaging all of the products it now sells. It can manufacture and package most of the products now being sold by GSK Products, Inc. and Biosome Products, the company's other hair care products divisions.

Backlog of Orders

There was no backlog of orders as of May 31, 1996.

Markets

The products are sold to professionals in the beauty and barber industry as well as the general public through retail hair care stores such as Sally Beauty Supply.

There are many outlets available to the company which are not presently carrying all of the products available for sale.

Additionally, the ability to design and manufacture private label products expands the potential marketing scope.

Manufacturing

The company fills, mixes and packages all of its products. No single sources are necessary since all components are readily available. Ampoules are purchased in quantity from sources in France and Mexico.

Competition

All of the products of the company are highly competitive. The ampoule products have only one domestic competitor, Fermodyl, which is owned by Helene Curtis. This company is not presently competing in the private label market. Its products are comparable in price and quality to those of the company.

Patents and Trademarks

No patents or trademarks other than the name Organifyl Labs has been purchased by the company.

REAL ESTATE DIVISION

The Company presently owns two office buildings in Phoenix, Arizona comprising approximately 50,000 square feet of rental commercial office space. These office buildings are held in separate wholly owned subsidiary companies.

Buildings. On March 12, 1992 Princeton acquired a two story building located at 2222 East Camelback Road in Phoenix, Arizona which contains approximately 30,000 square feet of rentable office space, including bank drive-through window and lanes and a bank vault. Princeton paid approximately $296,000 cash for this building.

The Company arranged financing of $200,000 as a part of the acquisition price. Prior to the end of this year the first mortgage of $200,000 was paid off by the Company and new financing of $230,000 was placed on the property to pay off a second mortgage of $187,500 owed to an affiliated party. This mortgage carries an interest rate of 13% which represents a reduction of interest expense for this property.

Princeton occupies approximately 3,494 square feet (11%) of the total leasable space in this building. As of May 31, 1996, 100% of the unaffiliated leasable space was occupied by tenants, producing approximately $407,920 of annual income.

On December 1, 1994, Princeton acquired a two story office building located at 4808 North 22nd Street in Phoenix, Arizona, containing approximately 20,000 square feet of rental office space. Princeton paid $1,000,000 for this building, of which $900,000 was borrowed at a rate of 8% annual interest. As of the filing of this report this building is 100% leased and will produce gross revenues of approximately $350,000 during the coming fiscal year.

Prinwest Corporation presently owns a 10,000 square foot industrial building located in the Encanto Industrial Park in Phoenix, Arizona. In June of 1995 the company completed the purchase of this optioned warehouse property. The company purchased the property for $260,000. The company obtained a mortgage for $160,000 and paid the balance in cash. The warehouse is occupied by Biosome Products, Inc., a division of the company.

Other Properties.

In June, 1994 the Company acquired approximately five acres of undeveloped property on Scottsdale Road approximately three miles south of Carefree, Arizona, at a purchase price of $175,000. The Company paid $25,000 at closing and executed a promissory note for $150,000 which bears annual interest at the rate of 8.5% and provides for quarterly interest payments of $3187.50 until the note is paid in full. The note matures upon the earlier of: (1) June 1, 1998;
(2) construction on the property is commenced; or (3) upon the sale, further encumbrance or transfer of the property. This property is subject to a deed of trust in the amount of $90,000, for which the seller is responsible. The Company intends to apply for commercial use zoning on this property; however, there is no assurance that such zoning will ever be granted. The Company intends to sell the property after the change in zoning is granted.

In February, 1994 the Company acquired approximately 20 acres of undeveloped property in Chino Valley, Yavapai County, Arizona, in exchange for 50,000 shares of restricted Company common stock valued at $50,000 by the Company. Subsequent to the end of the fiscal year for which this report is filed the company sold 15 of the 20 acres for the total sum of $63,000, represented by $15,000 cash down payment and deeds of trust totaling $48,000. The deeds of trust bear interest at 9.5% and are all due and payable in full within six years with monthly principal and interest payments of $500.00.

In March, 1994 the Company acquired a long term real estate brokerage commission equal to 5% of the total lease payments on a 55 year ground lease of a 55 acre mobile home park in Mesa, Arizona in exchange for $60,000 cash and 174,400 shares of restricted Company common stock. This ground lease was executed in 1980 and runs through 2031. This revenue stream was issued to the real estate brokers as their commission on the lease transaction. The long term brokerage fee agreement was established through a real estate title company and presently provides for quarterly payments of $3,187.50 and those quarterly payments escalate to $7,437.00 in year 2030. Through May 31, 1996 approximately $318,130 of brokerage commission had been paid to the brokers and approximately $769,000 of additional commission will be paid to the Company through year 2031 pursuant to the original agreement. Approximately $80,000 would be received by the Company by the year 2000. There can be no assurance that the Company will receive any or all of these assigned brokerage fees in the future. As of the date of this report all payments have been received on time.

Subsequent to the year end 1996 and prior to the filing of this report the company through its wholly owned subsidiary Saturn Resources, Inc. acquired 74 lots in Peoria, Arizona. These lots are zoned for and are a part of a manufactured housing community. Simultaneous with the purchase of these lots the company extended a rolling option to purchase these lots with Miller Mobile Homes, a well-established manufactured housing provider.

Terms of the purchase were $460,000 cash. A mortgage for $270,000 was obtained and the balance was provided by the company. As of the date of the filing of this report Miller Mobile Homes has exercised its option on 16 lots at $9,200 per lot. Present plans project further releases of lots at the rate of four (4) per month until they are sold.

Subsidiaries.

88 Redevelopment Co. This subsidiary was organized in 1988 in Arizona to acquire and hold interests in real estate related assets. Princeton's office building located at 2222 East Camelback Road in Phoenix, Arizona is owned by this subsidiary. (See "Buildings" above).

4808 Corporation. This subsidiary was organized in 1994 in Nevada to acquire a 20,000 square foot commercial office building located at 4808 North 22nd Street in Phoenix, Arizona. (See "Buildings" above).

Biosome Products, Inc. This subsidiary owns the Gary Gerard Biosome Series Hair Care Products which it distributes and sells to professional hair care salons.

Prinwest Corporation. This subsidiary owns the warehouse which is leased to Biosome Products, Inc. The warehouse contains 10,000 sq. ft. of space including approximately 1,000 sq. ft. of offices.

Saturn Resources Incorporated. This subsidiary presently owns the 74 lots which were purchased in June of 1996. These lots are fully developed and at the time of this filing Miller Mobile Homes had exercised its option on 16 lots.

Organifyl Labs, Inc. This subsidiary was organized in 1996 for the purpose of acquiring all of the assets of Organifyl Labs of New Jersey, which manufactures and sells a line of hair care products.

In addition the Company presently has two inactive subsidiaries: Silco Mining Company E.B.P., Inc., and Minco Capital Fund, Inc.

ITEM 2. PROPERTIES

On March 12, 1992 Princeton acquired a two story building located at 2222 East Camelback Road in Phoenix, Arizona which contains approximately 30,000 square feet of rentable office space, including bank drive-through window and lanes and a bank vault. Princeton paid approximately $296,000 cash for this building.

Princeton occupies approximately 3,494 square feet (11%) of the total leasable space in this building. The building is 100% occupied. See Real Estate Division above for more detailed description of this property.

In December, 1994 the Company acquired, through its wholly owned subsidiary 4808 Corporation, a 20,000 sq. ft. commercial office building located at 4808 North 22nd Street in Phoenix, Arizona. The building has been leased to various tenants since acquisition, and at the time of the filing of this report is 100% leased with a lease pending on the balance of the available space. The building will add approximately $350,000 to the gross revenues of the Real Estate Division.

Biosome Products, Inc. presently occupies a 10,000 square foot industrial building located in the Encanto Industrial Park in Phoenix, Arizona.

ITEM 3. LEGAL PROCEEDINGS

Princeton is involved in litigation of a routine nature which is handled in the ordinary course of business. The matters discussed below may have a material impact on Princeton's financial position.

Center Suit. On August 4, 1994 Hyman R. Center, former Director and former President of the Company, filed suit against the Company alleging that the Company owed him $215,000 in unpaid compensation plus damages, interest and costs of suit. Princeton has responded to the suit with affirmative defenses and counterclaimed for breach of fiduciary duty asking for not less than $300,000 plus damages, attorneys' fees and costs of suit. The Company believes that it has meritorious defenses and a reasonable expectation of success in defense of this action and prevailing on its counterclaim.

Taylor Suit. On October 13, 1995, William C. Taylor, a former officer and Director of Princeton, filed suit against the company alleging among other things that the company owed him $298,000 under a personal services consulting contract. The company has responded with affirmative defenses and counterclaimed for offsets for notes due the company and certain breaches of fiduciary responsibility exceeding the claimed payment for services under the contract. The company believes it has meritorious defenses and a reasonable expectation of success in defense of this action and prevailing on its counterclaim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this Report. On September 14, 1995 the Company held an annual meeting of shareholders for fiscal year 1994 at its corporate offices in Phoenix, Arizona. Shareholder proxies were solicited to elect directors and to vote on two proposals. The proposals are (i) to change the name of the Company to Princeton American Corporation and (ii) to change the domicile of the Company to Nevada. At the meeting all proposed Directors were elected and the two proposals were passed.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY SECURITIES AND
        RELATED SHAREHOLDER MATTERS

Princeton's Common Stock is traded in the NASDAQ Small Cap market. The range of its high and low bid quotations, as furnished by the National Association of Securities Dealers for each quarterly period during the past two (2) years, is as follows:

                                                            High        Low
        1995-1996                                           Bid         Bid
        Quarter Ending May 31, 1996                         $1.63       $0.53
        Quarter Ending February 28, 1996                    $3.13*      $1.00
        Quarter Ending November 30, 1995                    $0.53       $0.22
        Quarter Ending August 31, 1995                      $0.50       $0.22
        *Reflects a 1 for 10 reverse stock split
        on December 4, 1995.

        1994-1995

        Quarter Ending May 31, 1995                         $0.41       $0.22
        Quarter Ending February 28, 1995                    $0.59       $0.28
        Quarter Ending November 30, 1994                    $0.53       $0.22
        Quarter Ending August 31, 1994                      $0.94       $0.66

The low bid price for the Company's common stock was $.56 on May 31, 1996.

Princeton's Preferred Stock is convertible into Common Stock on a share for share basis. It has not been quoted. Princeton has approximately 1,000 holders of record of its Common and 170 holders of record of its Preferred Stock at May 31, 1996. Princeton has not paid any cash dividends. The Company intends to retain earnings for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDI-
        TION AND RESULTS OF OPERATIONS

Background.

Princeton American Corporation, formerly known as Princeton Electronic Products, Inc. is a company which was in decline from 1982 through 1990. As a result of continuing losses the Company sought to merge or acquire new assets and management to continue the development and marketing of a highly sophisticated state of the art line rate converter. Previous management had highly technical and scientific expertise and they developed these products without concurrent marketing efforts.

On July 31, 1991 new management assumed operational control of the Company through a reverse merger with Minco American Corporation.

Since that time management has acquired assets in the form of real estate holdings and shares of other public corporations in order to build a stable net worth for the Company.

Having substantially accomplished that goal by the end of fiscal year 1994, the Company began a plan of asset liquidation sufficient to acquire operating subsidiaries in order to produce revenues and income.

During fiscal 1996 the Company acquired one new operating company in the personal care industry and will be continuing to build and should expand the sales during the next fiscal year.

The Real Estate Division has acquired one additional property and is continuing to seek buying opportunities to increase its revenue.

                                FISCAL YEAR 1996

Operating Results

During 1996, the Company had two primary sources of revenue: Its Personal Care Division, and its Real Estate Division.

The Company's revenues from its Personal Care Division during the fiscal year were $122,181 as compared to $149,746 during fiscal 1995. Total cost of sales for the division was $200,565 compared with $122,294 in fiscal 1995. General and administrative expense for the period were $143,099 compared with $98,918 in fiscal 1995. The Company's revenue from its Real Estate Division increased 66.6% from $355,745 in fiscal 1995 to $592,808 in fiscal year 1996, primarily as the result of increasing rental activity in the Company's properties and the addition of a 20,000 square foot commercial office building to the available inventory of rentable space. The rental income costs increased by 20.3% from $360,239 in fiscal year 1995 to $433,360 in fiscal year 1996 primarily due to the expenses associated with repair and renovation of the new office building and the expenses associated with acquisition of new tenants. Since the end of fiscal 1995 the Company has completed leasing of its headquarters building. These leases have increased the rental income by $86,600 per year bringing the gross rental income for that building to $491,694 per year. Subsequent to the end of the current fiscal year the Company completed leasing of its 20,000 sq.ft. second commercial office building, increasing revenues for this division by $350,000.

During the fiscal year the Company's selling, general and administrative expenses increased 511% to $3,945,605 as compared to $645,328 in fiscal year 1995. These changes are due primarily to increases in advertising and promotion and public relations expenses which increased by $2,455,506. These expenses were mostly paid for with shares of company stock and did not impair the working capital. The company engaged in a massive promotional effort in order to improve the price of the shares of the company. After completion of the promotion it was decided not to continue the program and to engage in more conventional and direct promotional programs in the future. The General and Administrative expense of the company has been highly distorted as the result of these expenses and it is management's opinion that the 1995 General and Administrative expenses are more typical for normal operation of the company.

The Company's $1,743,955 of long-term debt is comprised primarily of the Company's $1,573,598 debt on its land and buildings.

Management agreed with the accountants for the Company that it was appropriate to write off the losses on available for sale securities in the current fiscal year even though the securities have not yet been sold and the loss realized. This write off accounts for $0.49 of the loss per share reported for this fiscal year.

Liquidity and Capital Resources

The Company's current ratio increased to 1.07 to 1 from a negative .70 to 1 in fiscal year 1995. The company has been continuously raising capital and has raised $2,348,931 from private placement of its shares and anticipates continuing to raise capital in this manner. However, placement of these shares will be dependent upon the market value of the company's common stock and no assurance can be given that the value will be sufficient to enable such financings.

The Company may refinance the debt on one or more of its office buildings in order to obtain additional capital. The cash flow from the buildings is sufficient to support a substantial financing effort.

Investments

The market values of the stocks owned by the Company will fluctuate on a day to day basis over time. The Company will report market fluctuation gains or losses each quarter, based upon the trading price on the last day of each quarter, as unrealized gain or loss on available-for-sale securities on the Company's balance sheet. The following table sets forth the number of shares of each major block of stock and other tradeable securities held by the Company which can be sold in the coming year, its cost to the Company, its market value as of May 31, 1996.

                                                      Market Value
Company                  Shares          Cost         May 31, 1996
-------                  ------          ----         ------------
Exten Industries        420,000         835,000             35,216
Trans Pacific Group     460,000         229,000            174,800
Other Securities                        819,027             29,507
                                    ------------         ---------
                                     $2,017,054           $239,523

The cost of these investments was written down by $1,414,198 in year ended May 31, 1996 and by $363,333 in previous periods, thereby reducing the basis to market value by charges to Loss on Investments.

Write down                ($1,777,531)
                          - ----------
Adjusted basis             $  239,523
                           ==========

The company has acquired 74 manufactured home lots in a subdivi sion near Sun City, Arizona. Coincident with this acquisition the company entered into a rolling option to purchase these lots with Miller Mobile Homes, a manufactured home dealer primarily engaged in the sales of Cavco Manufactured Homes. Since this acquisition Miller Mobile Homes has exercised its option to purchase 16 lots at a price of $9,200 per lot. As the result of this investment the company anticipates profits of approximately $230,000 over the next 24 months.

ITEM 7. FINANCIAL DATA

The Independent Auditors' Report of Semple & Cooper, P.L.C. and the Consolidated Financial Statements of the Company as of May 31, 1996 and 1995, and for each of the years in the two year period ended May 31, 1996, follow.

ITEM 8. AUDITORS

The Company's Board of Directors selected the firm of Semple & Cooper, P.L.C., to serve as independent auditors for the 1995 and 1996 fiscal years.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The principal officers and directors of Princeton are:

     NAME               AGE      POSITION
Dale E. Eyman            55       Chairman, CEO,
                                  President, Director

David S. Smith           60       Sec/Treas.
                                  Director

Michael B. Mooney        51       Director

Dale E. Eyman has been, since 1987, president and a director of Minco American Corporation, a Nevada corporation, engaged in the financial services industry, the assets of which were acquired by Princeton American Corporation in its reorganization. Mr. Eyman has served as Chairman of the Board of Directors and Chief Executive Officer of Princeton American Corporation since July, 1991. He received his Bachelor of Arts degree, Cum Laude, in Business Management from San Diego State University in 1962.

David S. Smith has been a director and secretary/treasurer of Princeton American Corporation since July, 1991. He has held those same positions with Minco American Corporation since 1987. Mr. Smith has been engaged in various aspects of the financial services industry since 1960, and he serves as the director of administra tive and financial services for the Company. He holds a Bachelor of Science in Business Administration from the University of Arizona in 1957.

Michael B. Mooney graduated from Notre Dame University in 1966 with a Bachelor's Degree in Finance. Mr. Mooney has served as a commodity trader with Heritage West Financial, a San Diego based commodities broker, since 1992. From 1984 to 1992, Mr. Mooney was the owner of Commodity Trading Advisory Service in San Diego, California.

All directors serve one year terms and all executive officers serve at the pleasure of the Board of Directors. As of the date of this Report, no audit or any other committee has been appointed by the Board of Directors.

Involvement of Certain Officers and Directors in Legal Proceedings:

Center Suit. On August 4, 1994 Hyman R. Center, Director and former President of the Company, filed suit against the Company alleging that the Company owed him $215,000 in unpaid compensation plus damages, interest and costs of suit. Princeton has responded to the suit with affirmative defenses and counterclaimed for breach of fiduciary duty asking for not less than $300,000 plus damages, attorneys' fees and costs of suit. As of the time of filing of this report the suit has reached the discovery stage. The Company believes that it has meritorious defenses and a reasonable expectation of success in defense of this action and prevailing in its counterclaim.

Taylor Suit. The Company is in a dispute with William Taylor, a former officer, for alleged compensation due him. Taylor alleges that the Company failed to pay him certain contractual compensa tion. The Company believes that it has counterclaims and offsets which are sufficient in substance and amount to negate this dispute. The Company is vigorously defending this position.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid or accrued to the Company's individual executive officers who earned $100,000 or more for services in all capacities to Princeton for the fiscal year ended May 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                Long Term Compensation
                                                                                                   Securities
Name and                                                            Other Annual   Restricted   Underlying      LTIP     All Other
Principal Position                         Year     Salary    Bonus Compensation Stock Awards Options/SARS   Payouts  Compensation
Dale E. Eyman                              1996   $180,000       $0  $107,574(1)         0           $0        $0           $0
Chairman (CEO)                             1995   $304,210       $0   $21,403(1)         0           $0        $0           $0
                                           1994    $94,915       $0   $20,848(1)         0           $0        $0   $503,675(1)

David S. Smith                             1996   $158,086       $0                      0           $0        $0           $0
Director, Secretary, Treasurer             1995    $84,550       $0  $128,300(2)         0           $0        $0           $0
                                           1994   $104,190       $0   $11,573(2)         0           $0        $0           $0

(1) Mr. Eyman's annual salary in fiscal year 1996 was $180,000, in 1995 was $60,500, and $115,762 in fiscal year 1994. On May 31, 1996 Mr. Eyman had $180,000 in accrued salary. After purchase of stock and cash salary his accrual account at May 31, 1996 was ($107,574). (See discussion below regarding Mr. Eyman's contract with the Company).

(2) Mr. Smith's annual salary in fiscal year 1996 was $180,000, in 1995 was $60,500 and in fiscal year 1994 was $115,762. On May 31, 1996 Mr. Smith had $180,000 in accrued salary. After purchase of stock and cash salary his accrual account at May 31, 1996 was $21,914. (See discussion below regarding Mr. Smith's contract with the Company).

Dale E. Eyman, the Chairman of Princeton and David S. Smith, Secretary/Treasurer have personal service contracts with Princeton which were assumed from Minco. These contracts currently provide for the payment or accrual to each of them of an annual salary of $180,000 for the 1996 fiscal year. Both Mr. Eyman and Mr. Smith agreed with the Company to waive payment for a net accrual of $60,500 of this contract for fiscal year 1995. In the event that an accrual is created, then each person may at his option may convert the accrual balance to restricted Princeton common stock at a price equal to seventy percent (70%) less than the market bid price on the date of conversion.

Loans, advances and guarantees are netted against each persons accrual balance at the end of each fiscal year period. If the resulting balance is negative, no restricted Princeton common stock may be acquired by that person pursuant to their personal service contract. Accrual balances including amounts for preferred stock issued as of May 31, 1996 were: Eyman ($107,574); Smith $21,914. Therefore, the amount of accrued compensation which is available for the acquisition of Company stock on May 31, 1996 is $0 for Eyman and $21,914 for Smith. Based upon a bid price of $0.56 per share for Princeton common stock on May 31, 1996, Messrs. Eyman and Smith would have been entitled to receive 0 shares and 130,440 shares restricted Company common stock, respectively, if they had converted their respective accrued compensation on that date.

The personal service contracts of Princeton's two officers have five year terms and each commenced on May 15, 1991. The contracts provide that on May 15th of each year the contracts are automati cally extended for another year. These contracts provide that if Princeton terminates the contract with the officer or the officer dies, Princeton shall pay the officer or his estate the annual compensation described above for the remaining five year term of the contract. The compensation level shall also be increased each year of the contract by an amount equal to the greater of: 5% or the consumer price index for the prior year.

The following table sets forth information regarding the number of shares in options granted by the Company to officers and Directors during the fiscal year ended May 31, 1996:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                   Number of        % of Total
                                  Securities      Options/SARS          Exercise
                                  Underlying        Granted to           or Base
                                Options/SARS      Employees in             Price           Market        Expiration
Name                                 Granted       Fiscal Year             Share            Price              Date
Dale E. Eyman (1)                          0                0%              $.0              $.0               None

David S. Smith(2)                          0                0%              $.0              $.0               None


(1) At May 31, 1996 Mr. Eyman's accrued salary available for share conversion was $0. On the basis of a market price of $0.56 per share on May 31, 1996, Mr. Eyman was entitled to purchase 0 restricted common stock shares on May 31, 1996. (See the discussion above of Mr. Eyman's contract with the Company).

(2) At May 31, 1996, Mr. Smith's accrued salary available for share conversion was $21,914. On the basis of a market price of $0.56 per share on May 31, 1996, Mr. Smith was entitled to purchase 130,440 restricted common stock shares on May 31, 1996. (See the discussion above of Mr. Smith's contract with the Company).

The following table sets forth the number and value of stock options exercised during the May 31, 1996 fiscal year by the Company's officers and Directors and the number and value of unexercised options owned by each officer and Director at May 31, 1996.

                  OPTION EXERCISES AND YEAR END OPTION VALUES

                                                                       Number of         Value of
                                      Shares                           Shares in      Unexercised
                                    Acquired             Value       Unexercised       Options at
Name                             On Exercise          Realized           Options     May 31, 1995
Dale E. Eyman                           0(1)              0(1)              0(1)            $0(1)

David S. Smith                          0(2)              0(2)              0(2)            $0(2)

(1) At May 31, 1996 Mr. Eyman had accrued salary of $0 available for share conversion, and based upon a market price of $0.56 per share, was entitled to purchase 0 shares on that date. (See the discussion above of Mr. Eyman's contract with the Company).

(2) At May 31, 1996 Mr. Smith had accrued salary of $21,914 available for share conversion, and based upon a market price of $0.56 per share, was entitled to purchase 130,440 shares on that date. (See the discussion above of Mr. Smith's contract with the Company).

On January 7, 1988, Princeton's shareholders approved an Incentive Stock Option Plan (adopted by the Board of Directors on October 15, 1987, for key employees, including directors who are also employ ees, and designated 500,000 shares of Common Stock issuable upon exercise of options that may be granted thereunder. Such options are intended to constitute "incentive stock options" as defined in
Section 422(a) of the Internal Revenue Code of 1986.

The option price must equal at least the fair market value of the shares subject thereto on the date the option is granted or 110% of that value if granted to a person who owns more than 10% of the voting stock of Princeton.

The options are non-transferable. The duration of the plan is ten years. The number of shares issuable upon the exercise of options will be adjusted upon stock dividends, splits, reorganizations, merger and similar changes.

No stock or any option has been issued thereunder.

On January 7, 1988 the shareholders approved an Incentive Stock Plan previously approved by the Board of Directors. The purpose of this Plan is to provide for the issuance of shares of Princeton, subject to conditions and restrictions, when advisable, to compensate and provide an incentive to directors, officers, key employees, and others associated with Princeton, and to attract persons into the employ or association with Princeton.

Princeton designated 500,000 shares of Common Stock for issuance under the Plan subject to adjustment for stock dividends, splits, recapitalization and merger of the Corporation or similar changes. Any shares issued under the Plan and returned to Princeton may be reissued under the Plan.

The Plan will be administered by the Board of Directors. Shares may be issued to such persons, in such numbers, for such consider ation (which may be less than fair market value), subject to such restrictions and conditions, if any, as the Board may deem advisable. Unless the Board deems it appropriate, no further approval of the shareholders will be required in connection with the issuance, or the restrictions, of the shares.

The Plan will continue until November 1, 1997, but may be terminat ed or discontinued by the Board at any time. The Board may amend the Plan without shareholder approval if, in the Board's opinion, the amendment will not materially increase the cost of the Plan to

Princeton. To date 40,000 shares have been issued pursuant to this Plan. During the fiscal year ending May 31, 1996 no options were issued under this Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

At May 31, 1996 there were 9,228,027 Princeton common stock shares outstanding. The following table sets forth information as of May 31, 1996 concerning Princeton common and preferred stock beneficially owned by each Princeton continuing Director, director nominee and officer; by all officers, continuing directors, and nominees of Princeton as a group; and by each Princeton shareholder known to be the beneficial owner of more than 5% of the common stock. The table excludes shares subject to awards granted under any stock plan or employment contract which presently exists.

                                                        Voting Shares Beneficially Owned
                                           Common           Preferred    Percent
Dale E. Eyman                             609,735               0          6.6%
5319 No. 26th Street
Phoenix, AZ 85016

David S. Smith                            222,782               0          2.4%
P. O. Box 68
Scottsdale, AZ 852551

Michael B. Mooney                               0               0          0.0%
2222 East Camelback Road, Ste 200
Phoenix, AZ 85016

Officers and Directors, as a Group        832,517               0          9.0%
                                          -------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation carries as an asset certain loans to officers which have been made to offset the sums due them from the personal services consulting contracts. Each officer claims amounts necessary to offset a substantial portion of these loans and pays their own taxes on amounts received.

Based solely upon a review of Forms 3 and 4 furnished to the Company, the Company is not aware that any officers or Directors of the Company failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, during the most recent fiscal year or prior fiscal years.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Report.

         (a) 1. Financial Statements required by Item 8 of this form are filed as an exhibit as follows:

                  a.      Consolidated Balance Sheets as of May 31,
                          1995 and 1994;

                  b.      Consolidated Statements of Operations;

                  c.      Consolidated Statements of Changes in
                          Stockholders Equity;

                  d. Consolidated Statements of Cash Flow for each;

                  e.      Notes to Consolidated Financial State
                          ments;

                  f.      Independent Auditors' Reports.

              2.  All required information is presented in the

                  Consolidated Financial Statements or related
                  Notes.

              3.  Exhibits.

                  The following Exhibits are filed with this
                  Form:

                             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRINCETON AMERICAN CORPORATION

                                       (Registrant)

October 3, 1996                        By: /s/ DALE E. EYMAN
(Date)                                 (Signature)
                                       DALE E. EYMAN
                                       Its Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DALE E. EYMAN                                    October 3, 1996
(Signature)                                          (Date)
President, Director
Chief Executive Officer


/s/ DAVID S. SMITH                                   October 3, 1996
(Signature)                                          (Date)
Secretary, Treasurer,
Director, CFO

/s/ MICHAEL B. MOONEY                                October 3, 1996
(Signature)                                          (Date)
Director

                         PRINCETON AMERICAN CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND INDEX TO EXHIBITS


CONSOLIDATED FINANCIAL STATEMENTS                                               PAGE
Accountants' Reports as at May 31, 1996 and 1995 ................................  1

Financial Statements:

Consolidated Balance Sheets as of May 31, 1996
and May 31, 1995 ................................................................  2

Consolidated Statements of Operations for the Years
Ended May 31, 1996 and 1995 .....................................................  4

Consolidated Statements of Changes in Stockholders' Equity
for the Years Ended May 31, 1996 and 1995 .......................................  5

Consolidated Statements of Cash Flows for the Years
Ended May 31, 1996 and 1995 .....................................................  7

Notes to Consolidated Financial Statements ...................................... 10

EXHIBITS

EXHIBIT NO. FROM
EXHIBIT TABLE              EXHIBIT DESCRIPTION                                  PAGE

None.

                         PRINCETON AMERICAN CORPORATION
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                               For The Years Ended
                              May 31, 1996 and 1995

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors
Princeton American Corporation and Subsidiaries


We have audited the consolidated balance sheets of Princeton American Corporation (formerly Princeton Electronic Products, Inc.) (A Nevada Corporation) and Subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Princeton American Corporation and Subsidiaries as of May 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Certified Public Accountants
Phoenix, Arizona

September 11, 1996

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              May 31, 1996 and 1995

                                     ASSETS

                                                           1996                   1995*
                                                           ----                   ----
Current Assets:
   Cash and cash equivalents (Notes 1 and 14)           $  316,365             $   49,057
   Available for sale securities
     (Notes 1 and 2)                                       239,523                245,079
   Accounts receivable - trade                              94,467                118,719
   Officers compensation advances (Note 3)                 107,574                192,140
   Notes receivable - officers (Note 3)                       -                    45,000
   Inventory (Note 1)                                      267,082                 97,082
   Prepaid expenses                                         95,812                 69,444
   Investment in commission contract
     - current portion (Note 6)                             12,750                 11,380
                                                        ----------             ----------
        Total Current Assets                             1,133,573                827,901
                                                        ----------             ----------
Notes Receivable:
   - affiliate (Note 3)                                    286,765
                                                           286,765
   - officers (Note 3)                                     323,990                144,000
   - other                                                 156,504                125,000

Advances - officers, stockholders and
  related parties (Note 3)                                 166,978                206,766

Property and equipment, net (Notes 1, 4 and 7)           1,962,617              1,495,703

Goodwill, net of accumulated amortization
  of $29,000 (Note 1)                                      116,000                130,500

Investments in restricted securities
  (Notes 1 and 2)                                          250,000                250,000

Investments in real estate (Notes 1, 5 and 7)              225,000                225,000

Investment in commission contract
  - long-term portion (Note 6)                             174,650                112,436

Deposits                                                    22,955                 37,449
                                                        ----------             ----------
                                                         3,685,459              3,013,619
                                                        ----------             ----------
                                                        $4,819,032             $3,841,520
                                                        ==========             ==========

*As restated, for comparative purposes only.

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              May 31, 1996 and 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             1996                   1995
                                                             ----                   ----
Current Liabilities:
   Notes payable - current portion (Note 7)              $   265,624            $   519,893
   Notes payable to related parties (Note 3)                  19,008                  -
   Accrued expenses                                          304,608                210,219
   Accrued compensation - officer (Note 3)                   155,000                155,000
   Accrued interest and real estate taxes                     18,624                 22,339
   Accrued officer compensation (Notes 3 and 12)             259,364                212,901
   Payroll and sales taxes payable                             1,982                  1,555
   Deferred revenue                                           33,623                 68,750
                                                         -----------            -----------
        Total Current Liabilities                          1,057,833              1,190,657
                                                         -----------            -----------
Long-Term Liabilities:
   Notes payable - long-term portion (Note 7)              1,743,955              1,041,747
                                                         -----------            -----------
Commitments, Contingencies and Subsequent
  Events: (Notes 3, 9, 10, 11 and 16)                           -                      -

Minority Interest: (Note 13)                                    -                      -

Stockholders' Equity:
  (Notes 2, 3, 5, 10 and 15)
    Convertible preferred stock                            2,258,024              2,316,119
    Common stock                                          15,031,398              9,346,049
    Additional paid-in capital                             5,282,205              5,282,205
    Accumulated deficit                                  (19,046,451)           (13,501,607)
                                                         -----------            -----------
                                                           3,525,176              3,442,766
    Net unrealized loss on available
      for sale securities (Note 2)                              -                (1,488,917)
    Treasury stock (Notes 3 and 15)                         (866,265)              (344,733)
    Stock subscription receivable (Note 3)                  (641,667)                  -
                                                         -----------            -----------
        Total Stockholders' Equity                         2,017,244              1,609,116
                                                         -----------            -----------
        Total Liabilities and
          Stockholders' Equity                           $ 4,819,032            $ 3,841,520
                                                         ===========            ===========





                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    For The Years Ended May 31, 1996 and 1995

                                                      1996                   1995
                                                      ----                   ----
Revenues:
   Sales                                          $   122,181            $   149,471
   Rental income                                      592,808                355,745
                                                  -----------            -----------
                                                      714,989                505,216
                                                  -----------            -----------
Costs and Expenses:
   Cost of sales                                      354,118                443,623
   Building rental expenses                           433,360                360,239
   Selling, general and administrative              3,945,605                645,328
                                                  -----------            -----------
        Total Costs and Expenses                    4,733,083              1,449,190
                                                  -----------            -----------
Loss from Operations                               (4,018,094)              (943,974)
                                                  -----------            -----------
Other Income (Expense):
   Interest and dividends                             106,093                 31,471
   Interest expense                                  (223,491)              (141,126)
   Recognized loss on available for
     sale securities                               (1,414,198)              (276,575)
   Writedown on inventory                                -                  (132,167)
   Other income                                         4,846                   -
                                                  -----------            -----------
                                                   (1,526,750)              (518,397)
                                                  -----------            -----------
Minority Interest (Note 12)                              -                     7,000
                                                  -----------            -----------
Net Loss before Income Taxes                       (5,544,844)            (1,455,371)

Income Taxes (Notes 1 and 8)                             -                      -
                                                  -----------            -----------
        Net Loss                                  $(5,544,844)           $(1,455,371)
                                                  ===========            ===========
Loss per Common Share (Note 1)                    $     (1.92)           $      (.92)
                                                  ===========            ===========
Weighted Average Number of Shares
  Outstanding (Note 1)                              2,888,334              1,579,946
                                                  ===========            ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         For The Year Ended May 31, 1996

                                             Preferred Stock                      Common Stock
                                         --------------------------         --------------------------      Additional
                                           Number                             Number                         Paid-in
                                         of Shares         Amount           of Shares         Amount         Capital
                                         ---------         ------           ---------         ------         -------
Balance at May 31, 1995                   189,332      $  2,316,119         1,579,219     $  9,346,049     $  5,282,205

Sale of stock under Regulation-S
  to foreign stockholders                    --                --           3,659,244        2,348,931             --

Preferred stock converted into
  common stock                           (111,497)          (58,095)          111,497           58,095             --

Stock issued for salary                      --                --             100,000           88,000             --

Stock issued for investments                 --                --             536,662             --               --

Stock issued for services                    --                --           2,528,019        2,425,823             --

Stock issued for future services             --                --             598,000          539,500             --

Stock issued to officers and
  consultants                                --                --             115,386          225,000             --

Amortization of services                     --                --                --               --               --

Realized loss on available
  for sale securities                        --                --                --               --               --

Purchase of treasury stock                   --                --                --               --               --

Net loss for the year ended
  May 31, 1996                               --                --                --               --               --
                                     ------------      ------------      ------------     ------------     ------------
Balance at May 31, 1996                    77,835      $  2,258,024         9,228,027     $ 15,031,398     $  5,282,205
                                     ============      ============      ============     ============     ============

                                                                            Unrealized
                                                                            Gain (Loss)
                                       Accumulated         Treasury             on             Subscriptions
                                        Deficit             Stock           Securities          Receivable
                                        -------             -----           ----------          ----------
Balance at May 31, 1995                $(13,501,607)     $   (344,733)     $ (1,488,917)     $       --

Sale of stock under Regulation-S
  to foreign stockholders                      --                --                --                --

Preferred stock converted into
  common stock                                 --                --                --                --

Stock issued for salary                        --                --                --                --

Stock issued for investments                   --                --                --                --

Stock issued for services                      --                --                --                --

Stock issued for future services               --                --                --            (539,500)

Stock issued to officers and
  consultants                                  --                --                --            (225,000)

Amortization of services                       --                --                --             122,833

Realized loss on available
  for sale securities                          --                --           1,488,917              --

Purchase of treasury stock                     --            (521,532)             --                --

Net loss for the year ended
  May 31, 1996                           (5,544,844)             --                --                --
                                       ------------      ------------      ------------      ------------
Balance at May 31, 1996                $(19,046,451)     $   (866,265)     $       --        $   (641,667)
                                       ============      ============      ============      ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                         For The Year Ended May 31, 1995

                                                 Preferred Stock                      Common Stock
                                             --------------------------         --------------------------      Additional
                                               Number                             Number                         Paid-in
                                             of Shares         Amount           of Shares         Amount         Capital
                                             ---------         ------           ---------         ------         -------
Balance at May 31, 1994                        27,976      $     64,214         1,454,828      $ 12,735,815      $  2,558,205

Sale of stock under Regulation S
  to foreign stockholders                        --                --             324,952         1,028,350              --

Preferred stock converted into
  common stock                                   (140)             (322)              140               322              --

Common stock converted into
  preferred stock                             144,831         2,085,574          (144,831)       (2,085,574)             --

Stock issued for services                        --                --              55,962           188,432              --

Stock issued in lieu of compensation
  to officers and consultants                  16,665           166,653            19,000            52,704              --

Stock to be issued for investment                --                --              50,000           150,000              --

Cancellation of stock                            --                --            (180,832)       (2,724,000)        2,724,000

Unrealized loss on available for
  sale securities                                --                --                --                --                --

Purchase of treasury stock                       --                --                --                --                --

Net loss for the year ended
  May 31, 1995                                   --                --                --                --                --
                                         ------------      ------------      ------------      ------------      ------------
Balance at May 31, 1995                       189,332      $  2,316,119         1,579,219      $  9,346,049      $  5,282,205
                                         ============      ============      ============      ============      ============

                                                                                Unrealized
                                                                                Gain (Loss)
                                           Accumulated         Treasury             on             Subscriptions
                                            Deficit             Stock           Securities          Receivable
                                            -------             -----           ----------          ----------
Balance at May 31, 1994                      $(12,046,236)     $   (299,765)     $     48,310      $  --

Sale of stock under Regulation S
  to foreign stockholders                            --                --                --           --

Preferred stock converted into
  common stock                                       --                --                --           --

Common stock converted into
  preferred stock                                    --                --                --           --

Stock issued for services                            --                --                --           --

Stock issued in lieu of compensation
  to officers and consultants                        --                --                --           --

Stock to be issued for investment                    --                --                --           --

Cancellation of stock                                --                --                --           --

Unrealized loss on available for
  sale securities                                    --                --          (1,537,227)        --

Purchase of treasury stock                           --             (44,968)             --           --

Net loss for the year ended
  May 31, 1995                                 (1,455,371)             --                --           --
                                             ------------      ------------      ------------      -------
Balance at May 31, 1995                      $(13,501,607)     $   (344,733)     $ (1,488,917)     $  --
                                             ============      ============      ============      =======

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For The Years Ended May 31, 1996 and 1995

                                                          1996                   1995
                                                          ----                   ----
Cash flows from operating activities:
   Net loss                                           $(5,544,844)           $(1,455,371)

Adjustments to reconcile net loss to net cash:
   Depreciation and amortization                          267,812                107,261
   Inventory writedowns                                      -                   132,167
   Recognized loss on securities                        1,414,198                276,575
   Inventory acquired through financing                   103,102                   -
   Stock issued for services                            2,513,823                407,789
   Interest adjustment to commission contract             (63,583)                  -

Changes in Assets and Liabilities:
   Accounts receivable - trade                             24,252               (118,719)
   Officers' compensation advances                         84,566                   -
   Inventory                                             (170,000)               (97,082)
   Prepaid expenses                                       (26,368)               (50,285)
   Advances to officers, stockholders and
     related parties                                       39,788                   -
   Deposits                                                14,494                (32,449)
   Accrued expenses                                        94,389               (229,776)
   Accrued broker/dealer liabilities                         -                  (180,446)
   Accrued officer compensation                            46,463                   -
   Accrued interest and real estate taxes                  (3,715)               (78,847)
   Payroll and sales taxes payable                            427               (108,422)
   Deposits                                                  -                   (11,723)
   Deferred revenue                                       (35,127)                68,750
                                                      -----------            -----------
        Net cash used for operating activities         (1,240,323)            (1,370,578)
                                                      -----------            -----------
Cash flows from investing activities:
   Stock held by minority interests                          -                     7,000
   Acquisitions of property and equipment                (211,078)              (234,861)
   Loans to related parties                              (227,663)                  -
   Proceeds from sales of securities                       80,275              1,368,456
Cash received from commission contract                       -                     1,184
   Net proceeds on sale of investment property               -                   115,000
                                                      -----------            -----------
        Net cash provided (used) by investing
          activities                                     (358,466)             1,256,779
                                                      -----------            -----------

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    For The Years Ended May 31, 1996 and 1995

                                                             1996                   1995
                                                             ----                   ----
Cash flows from financing activities:
   Proceeds from debt                                    $ 1,191,470            $   256,000
   Repayment of debt                                      (1,145,006)              (314,092)
   Sale of stock                                           2,290,837              1,028,350
   Purchase of treasury stock                               (521,532)               (44,968)
   Proceeds from debt to related parties                      50,328               (824,640)
                                                         -----------            -----------
        Net cash provided by financing
          activities                                       1,866,097                100,650
                                                         -----------            -----------
Net increase (decrease) in cash                              267,308                (13,149)

Cash and cash equivalents at beginning of year                49,057                 62,206
                                                         -----------            -----------

Cash and cash equivalents at end of year                 $   316,365            $    49,057
                                                         ===========            ===========
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest                 $   209,879            $   141,126
                                                         ===========            ===========

Supplemental Schedule of Material Non-Cash Investing and Financing Activities:

During 1995, the Company reported a net unrealized loss in its available for sale securities of $1,488,917.

During 1996 and 1995, 111,497 and 140 shares (after reverse stock split) of preferred stock in the amounts of $58,095 and $322, respectively, were converted into common stock. During 1995, 144,831 shares (after reverse split) of common stock were converted into preferred stock, in the amount of $2,085,574.

During 1995, the Company financed the purchase of land and a building in the amount of $1,125,000, of which $175,000 is classified as a non-operating investment property.

During 1995, the Company sold a building and paid off a note in the amount of $200,000.

In 1995, the Company agreed to issue 50,000 shares (after reverse split) of common stock valued at $150,000 to acquire interest in a subsidiary.

During 1996 and 1995, the Company issued common stock for services in the amounts of $3,053,323 and $241,136, respectively. Preferred stock in the amount of $166,653 was issued for services in 1995.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    For The Years Ended May 31, 1996 and 1995


Supplemental Schedule of Material Non-Cash Investing and Financing
Activities: (Continued)

During 1995, the Company had 180,832 shares (after reverse split) returned for cancellation. $2,724,000 was transferred from common stock to additional paid-in capital.

During 1996, the Company issued 598,000 common stock shares, with a value of $539,500, for a two year consulting agreement.

During 1996, the Company issued 115,386 common stock shares, with a value of $225,000 to officers and consultants for notes receivable.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies:

        Nature of Corporation:

        Princeton American Corporation is a Corporation organized under the laws of the State of Nevada. The principal business purpose of the Corporation is to act as the holding company of its Subsidiaries.

        Name Change:

        Pursuant to a vote of the Board of Directors on August 15, 1994, the Company amended the Corporation's Certificate of Incorporation to change the Corporation's name to Princeton American Corporation. In addition, on this same date, the Board of Directors resolved to change the Corporation's state of incorporation to Nevada.

        Pervasiveness of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Principles of Consolidation:

        The consolidated financial statements include the accounts and activity of the Company and its wholly owned or majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

        Cash Equivalents:

        Cash equivalents include highly liquid debt instruments and other short-term investments with an original maturity of three (3) months or less.

        Available for Sale Securities:

        Available for sale securities consist of equity securities purchased and held for the purpose of selling over an undetermined period. They are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

        Realized gains and losses on available for sale securities are computed based upon the average cost of the investment.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.      Summary of Significant Accounting Policies: (Continued)

        Investments in Restricted Securities:

        The Company periodically acquires restricted securities in other companies in exchange for its own restricted common stock. The Company values those securities at the price of its own free-trading stock (as reported by the National Association of Securities Dealers Automatic Quotation System - NASDAQ) on the date of acquisition, less a discount for the restricted nature of the stock. Restricted securities are reclassified as available for sale securities if they can reasonably be expected to qualify for sale within one (1) year of the balance sheet date.

        Investments in Real Estate:

        Investments in real estate are valued at the lower of cost or market.

        Inventory:

        Inventory quantities and valuations are determined on an annual basis by a physical count and costing of same. Inventory is stated at the lower of cost, first-in, first-out method, or market. Inventory quantities are reviewed periodically for obsolescence.

        Property and Equipment:

        Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, ranging from five (5) to forty (40) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Depreciation expense for the years ended May 31, 1996 and 1995 was $253,312 and $92,761, respectively.

         Goodwill:

        Goodwill represents the excess of the cost of acquiring GSK, Inc. and Biosome, Inc. over the fair value of their net assets at the date of acquisition, and is being amortized on the straight-line method over ten
        (10) years. Amortization expense charged to operations for the years ended May 31, 1996 and 1995 was $14,500, respectively. The carrying value of goodwill is periodically reviewed by the Company and impairments, if any, will be recognized when expected future operating cash flows derived from goodwill are less than their carrying value.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.      Summary of Significant Accounting Policies: (Continued)

        Income Taxes:

        The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and the utilization of the net operating loss carryforward. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        Loss Per Common Share:

        Loss per common share is calculated based on the weighted average number of common shares outstanding during the period. Weighted average shares outstanding give retroactive effect to the one for 10 (1-10) reverse stock split in December, 1995. The weighted average shares outstanding were 2,888,334 and 1,579,946 (after reverse split) as of May 31, 1996 and 1995, respectively. A fully diluted loss per share amount is not presented for 1996 or 1995, as it is anti-dilutive.

2.      Investments in Securities:

        As of May 31, 1996 and 1995, the Company's investments in available for sale and restricted securities, consist of the following:

                                       May 31, 1996                             May 31, 1995
                               ----------------------------            ---------------------------
                                Available                                Available
                                 for Sale        Restricted               for Sale       Restricted
                                 --------        ----------               --------       ----------
        Exten Industries       $   35,216        $     -                $   74,834       $     -
        Trans Pacific Group       174,800              -                    82,800             -
        Sgarlato Laboratories        -              250,000                   -             250,000
        Pan Am Energy                -                 -                    82,145             -
        Other Securities           29,507              -                     5,300             -
                               ----------        ----------             ----------       ----------
                               $  239,523        $  250,000             $  245,079       $  250,000
                               ==========        ==========             ==========       ==========

        The Company recorded a loss on investments for the year ended May 31, 1996 in the amount of $1,414,198. This amount represents the recognition of permanent declines in the value of stocks the Company holds in its portfolio, netted against gains recognized in the sale of equity securities. The Company has reduced the unrealized loss on available for sale securities from $1,488,917 at May 31, 1995 to $0 at May 31, 1996.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      Investments in Securities: (Continued)

        In May, 1992, the Company acquired 420,000 shares (approximately 11%) of Exten Industries, Inc. common stock in exchange for 694,957 shares (before reverse stock split) of restricted Company common stock. All of these shares became free trading prior to May 31, 1994, therefore, these securities are classified as available for sale.

        In November, 1992, the Company acquired 1,150,000 shares (approximately 10%) of Pan Am Energy Corporation in exchange for 440,000 shares (before reverse stock split) of restricted Company common stock valued at approximately $208,000. All of these shares became free trading prior to May 31, 1995, subject to the volume restrictions of Rule 144, therefore, these securities are classified as available for sale. As of May 31, 1996, the Company had sold all their stock in Pan Am Energy Corporation.

        In July, 1992, the Company acquired 460,000 restricted shares (8%) of Trans Pacific Group, Inc. common stock in exchange for 133,333 shares (before reverse stock split) of restricted Company common stock valued at approximately $229,000. The stock became free trading prior to July 31, 1994, therefore, these securities are classified as available for sale.

        In November, 1993, the Company acquired 250,000 shares of Sgarlato Laboratories, Inc. common stock in exchange for 250,000 shares (before reverse stock split) of restricted Company common stock valued at $250,000. Sgarlato Laboratories, Inc. is a privately owned company. The Company valued this transaction at $1 per share. Prior to completing this transaction with the Company, Sgarlato Laboratories, Inc. had completed several private placement offerings at $2 to $3 per share. Princeton American Corporation acquired approximately 6% of Sgarlato Laboratories, Inc. and has the option to acquire a total investment of 21%.

3.      Related Party Transactions:

        Personal Service Contracts:

        Three (3) principals of the Company have consulting contracts which provided for compensation of approximately $180,000 and $121,000 each in 1996 and 1995, respectively. These contracts, which were renewed May 15, 1996 for another five (5) year option, also provide that the officers may acquire stock in the Company at a seventy percent (70%) reduction from current market value, in exchange for payments due under their consulting agreements. In accordance with the terms of the consulting agreements, if death occurs within any five (5) year term of the agreement, compensation shall continue up to the completion of the five
        (5) year term. During the fiscal year ended May 31, 1995, the principals of the Company surrendered their rights to salaries for the third and fourth quarters of the year ended May 31, 1995. In addition, one (1) of the principals left the Company in 1995.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Related Party Transactions: (Continued)

Personal Service Contracts: (Continued)

The Company has not accrued any post-retirement expense due to the death provision in the consulting agreements because management cannot reasonably determine the amount of the provision. The Company is in the process of obtaining life insurance policies to fund the benefits. However, as of the date of these financial statements, the life insurance has not been obtained.

The Company advances and borrows funds from officers, stockholders and related parties against amounts due to them under the consulting agreements. The advances and borrowings are primarily unsecured and non-interest bearing. At May 31, 1996 and 1995, the Company had $107,574 and $192,140, respectively, outstanding from these advances. Borrowings outstanding at May 31, 1996 and 1995 were $259,364 and $212,901, respectively.

Notes Receivable - Officers:

                                                      1996                   1995
                                                      ----                   ----
3% promissory note from Dale Eyman, due
on January 1, 1998; secured by
personal service contract.                         $   72,000             $   72,000

3% promissory note from David Smith, due
on January 1, 1998; secured by
personal service contract.                             72,000                 72,000

3% promissory note from William Taylor,
due on January 1, 1998; secured by
personal service contract.                             45,000                 45,000

16.75% promissory note from Dale Eyman,
principal and interest due December, 1998,
with monthly payments of $1,990; secured
by deed of trust on residential real estate.         134,990                   -
                                                   ----------             ----------
                                                      323,990                189,000
Less: current portion                                    -                   (45,000)
                                                   ----------             ----------
                                                   $  323,990             $  144,000
                                                   ==========             ==========

Note Receivable - Affiliate:

Note receivable, affiliate, in the amount of $286,765 as of May 31, 1996 and 1995, represents a five percent (5%) promissory note from QIC, a company controlled by the Treasurer of Princeton Electronic Products, Inc. The note is primarily unsecured and is payable in annual installments of interest only, with the principal due on November 1, 1999.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Related Party Transactions: (Continued)

   Advances - Officers, Stockholders and Related Parties:

                                                          1996                   1995
                                                          ----                   ----
   4% promissory note from David Bays, principal
   and interest due February, 1998; secured by
   200,000 shares of the Company's stock, net
   of allowance of $35,395 in 1996                     $  130,790             $  166,185

   Promissory note from Hyman Center, due
   on demand; unsecured.                                   27,100                 27,100

   Accrued interest                                         9,088                 13,481
                                                       ----------             ----------
                                                       $  166,978             $  206,766
                                                       ==========             ==========

   Notes Payable to Related Parties:

   At May 31, 1996, the Company's notes payable to related parties consist of the following:

   Note payable to an employee, due on demand,
   with interest at  approximately 18%; unsecured.        $   11,483

   Note payable to Hyman Center, no stated interest,
   due on demand; unsecured. This note is in default,
   however, the Company does not intend to pay this
   note until the dispute between Mr. Center and
   the Company is settled.                                     7,525
                                                          ----------
                                                          $   19,008
                                                          ==========

   Stock Subscription Receivable:

   During the year ended May 31, 1996, the Company issued 115,386 shares valued at $225,000 to David Smith, Bill Taylor and Dale Eyman in return for promissory notes from them. The notes are reported as stock subscriptions receivable as of May 31, 1996.

   In addition, the Company entered into a deferred compensation arrangement for public relations services by issuing 589,000 shares of the Company's common stock, with a value of $539,500, to a consulting firm in exchange for a two
   (2) year consulting agreement. The deferred compensation will be amortized on the straight-line method over a two (2) year period. Consulting expense of $122,833 was amortized for the year ended May 31, 1996, and is included in general and administrative expenses. The unamortized balance of $416,667 as of May 31, 1996, has been recorded as a stock subscription receivable.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.      Related Party Transactions: (Continued)

        Other Stock Transactions:

        During the year ended May 31, 1996, the Company completed the following stock transactions with employees and related parties.

        The Company advanced Dale Eyman and related entities $521,532 for the stated purpose of purchasing stock on the open market. The agreement stipulates that Dale Eyman will repay the advances, along with any profit recognized in the sale, when he sells the stock. The Company has increased treasury stock by $521,532 to record this transaction. The advance is unsecured and bears interest at the rate of 8.25% per annum. As of May 31, 1996, 331,800 shares of common stock had been purchased for approximately $364,000 under this program. Such shares are subject to Rule 144 restrictions and, as such, are no longer free-trading stock.

        The Company issued Dale Eyman 215,125 shares of stock with a value of $66,689, for public relations work performed by Dale Eyman.

        The Company issued 100,000 shares of stock, with a value of $88,000, to various employees and consultants for salaries.

        In 1996, the Company was able to complete the disbursement of shares to the Minco American Corporation stockholders. By virtue of this transaction, all obligations connected with the 1991 merger have been satisfied.

        The Company converted 111,497 shares of preferred stock to common stock. These shares represent preferred stock that had previously been issued to officers for compensation.

        During the year ended May 31, 1995, the Company issued 16,665 shares (after reverse stock split) of preferred stock to certain officers for compensation. In addition, certain officers converted 144,831 shares (after reverse stock split) of common stock to an equal number of shares of preferred stock.

        Litigation:

        The Company's former president and member of the Board of Directors, Hyman Center is seeking a judgement for past due compensation of $215,000. The Company has asserted various defenses against Mr. Center's claim, including Mr. Center's previous agreement to accept stock in lieu of compensation. The Company has also filed a counterclaim against Mr. Center for breach of fiduciary responsibility and other actions detrimental to the Company. Legal counsel believes that the Company has a maximum exposure of $215,000 at May 31, 1996. Mr. Center's compensation has been accrued through May 31, 1994, and is reflected as a liability of $155,000 at May 31, 1996 and 1995. A trial date has been set for February 10, 1997. The Company expects a settlement to be reached before that date.

                PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.      Related Party Transactions: (Continued)

        Litigation: (Continued)

        The Company is in a dispute with William Taylor, a former officer, for alleged compensation due him. Outside counsel for the Company has advised that at this time, he cannot offer an opinion as to the probable outcome. The Company's maximum loss exposure is approximately $282,000, plus legal fees. The Company believes the officer's claims are without merit, and is vigorously defending its position. As of May 31, 1996, the Company accrued $216,550 in salaries to the former officer.

        Subsequent Event:

        Through September 11, 1996, the Company has advanced the officers of the Company an additional $353,200 in loans and compensation.

        Other Matters:

        The Company disagrees with Mr. Gary Gerard regarding the contract amount the Company owes him for inventory purchased by the Company. The dispute involves alleged discrepancies for the cost and item counts in the inventory. The Company reduced the contract payable to Mr. Gerard by approximately $130,000 due to these allegations. The Company believes this matter will be resolved without litigation. However, as of the date of these financial statements, no resolution has occurred.

4.      Property and Equipment:

        Property and equipment consists of the following:

                                                         1996                   1995
                                                         ----                   ----
             Land                                     $   55,000             $     -
             Building                                  1,503,119              1,296,786
             Office furniture and equipment              341,500                 85,100
             Leasehold improvements                      314,270                241,917
                                                      ----------             ----------
                                                       2,213,889              1,623,803
             Less: accumulated depreciation
                     and amortization                   (251,272)              (128,100)
                                                      ----------             ----------
                                                      $1,962,617             $1,495,703
                                                      ==========             ==========

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.      Investments in Real Estate:

        Chino Valley, Arizona:

        In February, 1994, the Company acquired land in Chino Valley, Arizona, in exchange for 50,000 shares (before reverse stock split) of restricted Company common stock. The value assigned to this transaction was $50,000.

        Scottsdale, Arizona:

        In April, 1994, the Company signed a Purchase Agreement to acquire land in Scottsdale, Arizona for $175,000. The terms of the agreement required the Company to pay $5,000 upon signing the agreement, $20,000 upon closing and the balance of $150,000 to be paid over four (4) years under a note secured by a deed of trust. The terms of the note require quarterly payments of $3,188, which represents interest at eight and one-half percent (8.5%), with a final balloon payment due in June, 1998. The note contains an acceleration clause which requires the note to be paid in full prior to June, 1998 if any structure is constructed on the property, upon the sale, or additional encumbrance or transfer of any beneficial interest in the property. The property has an existing deed of trust of approximately $90,000, which is to be paid by the seller.

6.      Investment in Commission Contract:

        In March, 1994, the Company acquired the rights to the commission and a ground lease on a mobile home park in Mesa, Arizona. The commission is based upon a fifty-five (55) year ground lease. Annual payments range from $11,750 in 1994 to $27,000 in 2031. For the years ended May 31, 1996 and 1995, the commission contract was valued at $187,400 and $123,816, respectively. The valuation is determined by calculating the net present value of the quarterly payments at an imputed interest rate of twelve percent (12%). The Company recognizes any fluctuation in the market value as interest income or expense in the year of the fluctuation.

7.      Notes Payable:

        As of May 31, 1996 and 1995, notes payable consist of the following:

                                                                                          1996           1995
                                                                                          ----           ----
        15% mortgage note payable, with interest payable monthly, principal due
        December 19, 1998; secured by deed of trust on
        building and assignment of rents.                                              $  150,563     $     -

        13% note payable, due in monthly
        installments of $1,024 per month;
        secured by property and assignment of
        rents.                                                                            159,709           -

        13% mortgage note payable, due in monthly
        installments of $2,530 per month; secured
        by deed of trust on real estate.                                                  230,423           -

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.      Notes Payable: (Continued)

                                                                                          1996          1995
                                                                                          ----          ----
        15% subordinated mortgage note payable to stockholder, interest payable monthly, principal due June 30, 1995; secured by deed of trust and assignment of rents on
        office building.                                                                     -          178,750

        15% notes payable to stockholder, in
        default; unsecured.                                                                52,443        70,000

        15% notes payable, due in monthly
        installments of $1,032 to $1,353 per
        month; secured by assignment of rents on
        certain leases.                                                                     1,987        13,325

        15% note payable, due on demand; unsecured.                                        10,000        10,000

        8.57% mortgage note payable, with interest payable quarterly, principal due June 1, 1998; secured by deed of trust on real
        estate held for investment.                                                       148,769       150,000

        8% mortgage note payable, with interest payable monthly, principal due
        December 1, 2019; secured by deed of trust on
        building.                                                                         884,134       897,154

        6%, 90 day note payable; secured by
        inventory.                                                                         75,796       203,406

        10% note payable, due on demand; unsecured.                                          -            2,000

        16% capital lease, due in monthly installments
        of $374 per month; secured by equipment.                                            5,603         8,125

        16% capital lease, due in monthly installments
        of $93 per month; secured by equipment.                                              -              355

        18.4% capital lease, due in monthly
        installments of $1,311 per month; secured
        by equipment.                                                                      36,812          -

        Note payable (less unamortized discount of $16,898, effective rate of
        12.8%), due in monthly installments of $5,000; secured by
        equipment.                                                                        103,102          -

        Note payable (less unamortized discount of $25,512, effective rate of
        12.8%), due in quarterly installments of $25,000; secured
        by equipment.                                                                     149,488          -

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.      Notes Payable: (Continued)

                                                                 1996                  1995
                                                                 ----                  ----
        Various notes, non-interest bearing, due
        on demand.                                                   750                28,525
                                                              ----------            ----------
                                                               2,009,579             1,561,640
        Less: current portion                                   (265,624)             (519,893)
                                                              ----------            ----------
                                                              $1,743,955            $1,041,747
                                                              ==========            ==========

        Maturities of long-term notes payable are as follows:

                Year Ended May 31,                                       Amount
                ------------------                                       ------
                      1997                                            $  265,624
                      1998                                               179,247
                      1999                                               720,605
                      2000                                                17,820
                      2001                                                17,900
                   Subsequent                                            808,383
                                                                      ----------
                                                                      $2,009,579
                                                                      ==========

8.      Income Taxes:

        At May 31, 1996, the Company had net operating loss carryforwards of approximately $15,000,000, which expire through 2011. Some of these losses are only available by various subsidiaries of the Company. Additionally, limitations of both amounts available for use and the percentage available by year will be imposed by tax regulations due to the change in ownership of the Company. The Company has not filed certain prior year income tax returns due to the unavailability of records. The Company expects to bring all filings current by May 31, 1997. The deferred tax benefit from the net operating losses would approximate $5,000,000, however, due to the uncertain nature of its possible utilization, a 100% reserve allowance has been established.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 9.     Lease Commitments:

        Operating Lease Expense:

        The Company leases the land for their two (2) office buildings in Phoenix, Arizona, as well as a storage facility under non-cancellable operating leases. The leases expire at various times through 2076. Future minimum lease payments under the operating lease agreements at May 31, 1996, are as follows:

              Year Ended May 31,                        Amount
              ------------------                        ------
                    1997                             $  128,347
                    1998                                127,162
                    1999                                125,578
                    2000                                125,050
                    2001                                125,050
                 Subsequent                           8,060,697
                                                     ----------
                                                     $8,691,884
                                                     ==========

        Operating Lease Income:

        The Company currently leases office space within their buildings under non-cancellable operating lease agreements. Security deposits have been obtained on certain leases. Future minimum rents receivable under the lease agreements, are as follows:

              Year Ended May 31,                       Amount
              ------------------                       ------
                    1997                             $  351,140
                    1998                                288,104
                    1999                                201,060
                    2000                                150,531
                    2001                                 32,675
                                                     ----------
                                                     $1,023,510
                                                     ==========

        For the years ended May 31, 1996 and 1995, rental income was $592,808 and $355,745, respectively. For the years ended May 31, 1996 and 1995, the Company's rental expense on non-cancellable operating leases was $157,956 and $128,186, respectively.

10.     Incentive Stock Plans:

        The Company adopted an incentive stock plan to provide for the issuance of shares to compensate its personnel for their contributions to the growth and profits of the Company. An aggregate of 500,000 shares of common stock were reserved and may be granted prior to November 1, 1997. The number of shares issued is to be adjusted by stock dividends, splits, recapitalization, mergers or similar changes. Shares may be issued to such persons for such consideration as the Board may deem advisable.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Incentive Stock Plans: (Continued)

        On January 7, 1988, the Company adopted an incentive stock option plan for key employees under which options to purchase an aggregate of 500,000 shares of common stock may be granted prior to October 15, 1997, at an option price equal at least to the fair market value at the date of grant or one hundred ten percent (110%) of that value if granted to an employee who owns more than ten percent (10%) of the voting stock of the Corporation. As of May 31, 1996, no options have been granted under these plans.

11.     Litigation:

        Other than the litigation noted in Note 3, the Company is also involved in certain other litigation. Management and legal counsel do not expect the outcome to have an adverse impact on the Company's financial position or operations.

12.     Investment in Subsidiaries:

        GSK Products, Inc.

        In July, 1994, the Company acquired a fifty percent (50%) interest in GSK Products, Inc., a developer of hair care products. The Company is to issue a total of 500,000 shares of restricted common stock to the sellers upon repayment of the loan described below, but no sooner than July, 1997. The agreement contains the following provisions:

                  The Company will loan GSK Products, Inc. up to $250,000 for working capital.

                  The sellers have entered into a voting trust agreement which gives the Company the right to vote an additional twenty percent (20%) of GSK Products, Inc.'s common stock for ten
                  (10) years.

                  The Company has loaned the sellers a total of $125,000, which requires payments of interest only at eight and one-quarter percent (8.25%) through June, 1999, at which time the remaining principal balance is due.

                  The sellers have a two (2) year consulting agreement with the Company which provides for total payments of $100,000 per year, payable fifty percent (50%) in cash, and fifty percent (50%) in restricted Company common stock. In addition, the sellers are to receive a bonus based upon the excess of actual sales over projected sales. These obligations were waived during the year ended May 31, 1996.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Investment in Subsidiaries: (Continued)

        Biosome Products, Inc.

        In February, 1995, the Company acquired an eighty percent (80%) interest in Biosome Products, Inc., a developer of hair care products. The Company issued 100,000 shares of restricted common stock to the minority owner for the exclusive and absolute licensing rights of all Gary Gerard products and publications. The agreement contains the following provisions:

                  The Company will purchase from Gary Gerard all of his existing inventory and execute a promissory note, with an interest rate of 6.1% per annum. All inventory shall be fully purchased and paid for by December 31, 1995.

                  Gary Gerard has the option to purchase four hundred thousand (400,000) shares of Princeton Electronic Products, Inc.'s restricted common stock, at an exercise price of ten percent (10%) less than the market price of such shares on the date of exercise. The options are exercisable in increments of 100,000 shares per year for four (4) years. If the options are not exercised in any year, that year's option shall lapse. During the year ended May 31, 1996, Gary Gerard allowed the first option of 100,000 shares to lapse.

        4808 Corporation:

        In November, 1994, the Company incorporated a wholly owned subsidiary, 4808 Corporation. The Company purchased and manages a 20,000 square foot office building in Phoenix, Arizona.

        Organifyl Labs, Inc.:

        In May, 1996, the Company incorporated a wholly-owned subsidiary, Organifyl Labs, Inc. to purchase inventory and equipment in Organifyl Labs, Inc. The purchase was recorded as an asset purchase. The Company paid a total of $375,000, $50,000 in cash and the remaining $325,000 in notes payable.

        Prinwest Corporation:

        In March, 1995, the Company incorporated Prinwest Corporation. The Company purchased and manages a warehouse in Phoenix, Arizona.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Segment Information:

        The Company currently operates primarily in the real estate and hair care products industries. The hair care division is primarily involved in the manufacture and sale of hair care products. The real estate division leases office space in Phoenix, Arizona. Key information related to the Company's segments follows. Corporate activity is not disclosed.

                                                1996                                          1995
                                  ----------------------------------            ---------------------------------
                                                           Hair Care                                   Hair Care
                                  Real Estate              Products             Real Estate            Products
                                  -----------              --------             -----------            --------

        Revenues                  $  592,808             $  122,181             $  355,745            $  149,471
        Operating loss               147,463                221,463                (62,457)              (61,624)
        Depreciation and
          amortization                96,744                  5,426                 72,117                15,890
        Capital
          expenditures               261,400                375,000              1,191,497                18,232

14.     Concentration of Credit Risk:

        The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. At May 31, 1996, the Company had uninsured cash of approximately $212,000.

15.     Stockholders' Equity:

        Common Stock:

        Common stock consists of no par value stock, 50,000,000 shares authorized, 9,228,027 shares issued, and 8,865,170 shares outstanding at May 31, 1996; and 1,579,219 shares issued and 1,548,162 shares outstanding at May 31, 1995. On August 15, 1994, the Company's Board of Directors voted to increase the number of common stock shares authorized to 50,000,000 shares.

        Preferred Stock:

        Preferred stock consisted of no par value stock, convertible to one share of common stock, 77,835 and 189,332 shares issued and outstanding at May 31, 1996 and 1995, respectively. On August 15, 1994, the Company's Board of Directors voted to increase the number of preferred stock shares authorized to 10,000,000.

        Treasury Stock:

        Treasury stock is shown at cost, and at May 31, 1996 and 1995 consists of 362,857 shares and 31,057 shares (after reverse stock split) of common stock.

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Stockholders' Equity: (Continued)

        Reverse Stock Split:

        On December 4, 1995, the Company had a one for ten (1-10) reverse split of the Company's common and preferred stock. The accompanying financial statements give retroactive effect to the stock split.

16.     Subsequent Events:

        Subsequent to the year ended May 31, 1996, and prior to the filing of this report, the Company through its wholly-owned subsidiary, Saturn Resources, Inc. acquired 74 lots in Peoria, Arizona. These lots are zoned for, and are a part of a manufactured housing community. Simultaneous with the purchase of these lots, the Company extended a rolling option to purchase these lots with Miller Mobile Homes, a well-established manufactured housing provider.

        The terms of the purchase were $460,000 cash. A mortgage for $270,000 was obtained, and the balance was provided by the Company. As of the date of the filing of this report, Miller Mobile Homes has exercised its option on 16 lots at $9,200 per lot. Present plans project further releases of lots at the rate of four per month until they are sold.