Form 10QSB
period 1996-08-31
PRINCETON AMERICAN CORP
filed 1996-10-18
CIK 80324

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



                    QUARTER REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (Unaudited)


For the Quarter Ended
August 31, 1996                                       Commission File No. 0-5141


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

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
                                   18,443,586

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     Unaudited         Audited
                                                                                           Q/E             Y/E
                                                                                       8/31/96          5/31/96
                                                                                    ----------       ----------
CURRENT ASSETS
   Cash                                                                             $   13,242       $  316,365
   Available for sale securities                                                       190,460          239,523
   Accounts Receivable:
      -Personal Care Products Division                                                  62,128           94,467
   Officers' Compensation Advances                                                     688,178          107,574
   Inventory
      -Personal Care Products Division                                                 344,255          267,082
   Prepaid Expenses                                                                    611,928           95,812
   Investment in Commission Contract Current                                            12,750           12,750
                                                                                    ----------       ----------
TOTAL CURRENT ASSETS                                                                $1,922,941       $1,133,573
                                                                                    ----------       ----------
   Note receivable - affiliate                                                         289,517          286,765
   Note Receivable - Hair Care Division                                                      0                0
   Note Receivable - Officers                                                          755,603          323,990
   Note Receivable - Other                                                             204,693          156,504

   Officers' & Stockholders' Adv                                                       194,925          166,978

   Rental Buildings (Net)                                                            1,646,603        1,621,117
   Equip. & Fixtures (Net)                                                             377,443          341,500

   Investment in Restricted Securities                                                 250,000          250,000
   Investment in Real Estate                                                           757,846          225,000
   Investment in Commission Contract
      Long Term                                                                        174,650          174,650
   Goodwill                                                                            116,000          116,000
   Deposits                                                                             30,335           22,955
                                                                                    ----------       ----------
TOTAL ASSETS                                                                        $6,720,556       $4,819,032
                                                                                    ==========       ==========

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd.)

                                                Unaudited             Audited
                                                      Q/E                 Y/E
                                                  8/31/96             5/31/96
                                             ------------        ------------
CURRENT LIABILITIES
Long term debt - current portion             $    302,074        $    284,632
Accrued expenses                                  877,389             718,972
Accrued interest and real estate taxes             22,378              18,624
Payroll & sales taxes payable                       1,982               1,982
Deferred Revenue                                   33,623              33,623
                                             ------------        ------------
Total Current Liabilities                    $  1,237,446        $  1,057,833
                                             ------------        ------------
Long Term Debt-Note #1                       $  2,003,526        $  1,743,955
                                             ------------        ------------


Stockholders' equity:
Preferred stock, no par value:
   10,000,000 shares authorized,                2,258,024           2,258,024
   convertible into 1 share of common
   77,835 issued & outstanding

Common stock, no par value,
   100,000,000 shares authorized,
   18,443,586 issued & outstanding             17,704,036          15,031,398

Additional paid in capital                      5,282,205           5,282,205

Accumulated deficit                           (20,392,249)        (19,045,451)
                                             ------------        ------------
                                                4,852,016           3,525,176


Stock subscription receivable                    (506,167)           (641,667)

Treasury stock                                   (866,265)           (866,265)
                                             ------------        ------------
Net stockholders' equity                     $  3,479,584        $  2,017,244
                                             ------------        ------------
TOTAL LIABILITY &
STOCKHOLDERS EQUITY                          $  6,720,556        $  4,819,032
                                             ============        ============

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                 3 months            3 months
                                                    ended               ended
                                                  8/31/96             8/31/95
                                             ------------        ------------
REVENUES
Rental                                       $    132,868        $    167,665
Other                                             115,972              65,399
Personal Care Products Division                    37,431              17,272
                                             ------------        ------------
TOTAL REVENUE                                $    286,721        $    250,336
                                             ------------        ------------
COSTS & EXPENSES:

C.O.S.-Personal Care Products Division             18,178               1,442
Rental Expenses                                     5,560               6,586
Building expenses                                 103,588              95,270
Selling, G & A                                  1,414,280             274,839
Selling, G & A-Personal
   Care Products Division                          56,237              74,607
                                             ------------        ------------
TOTAL COSTS & EXPENSES                       $  1,597,843        $    452,744
                                             ------------        ------------
NET (LOSS) FROM OPERATIONS                   ($ 1,311,572)       ($   202,408)
                                             ------------        ------------
Other Income (Expense)
   Interest Income                                 30,186                   0
   (Interest Expense)                             (64,292)            (10,124)
                                             ------------        ------------
                                             ($    34,106)       ($    10,124)
                                             ------------        ------------
Net (Loss) Before Adjustment                 ($ 1,345,678)       ($   212,532)
                                             ------------        ------------
Adjustment for Minority
Subsidiary Interest                                     0               3,750
                                             ------------        ------------

NET (LOSS)                                   ($ 1,345,728)       ($   208,782)
                                             ============        ============
NET (LOSS) PER SHARE                               (0.073)             (0.014)

WEIGHTED AVERAGE # OF SHARES
AT 8/31/95                                     18,443,586
AT 8/31/94                                                         14,981,622

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      3 months           3 months
                                                                                         ended              ended
                                                                                       8/31/96            8/31/95
                                                                                    ----------         ----------
Cash flow from Operating Activities:
Net Income (Loss)                                                                  ($1,345,678)       ($  212,532)
                                                                                   -----------        -----------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation                                                                            36,440             17,000
(Increase) decrease in investments owned                                              (483,783)           (34,700)
(Increase) decrease in accts. rec                                                       32,339             63,445
(Increase) decrease in deposits                                                         (7,830)             9,359
(Increase) decrease in prepaid exp                                                    (175,332)           (17,571)
(Increase) decrease in inventory                                                       (77,173)           (37,945)
(Increase) decrease in
   notes rec., advances                                                             (1,091,105)          (125,408)
Increase (decrease) in accrued expenses                                                164,153            289,625
Increase (decrease) in property & equip                                                 61,429             10,719
Stock issued for services                                                            1,590,946                  0
                                                                                   -----------        -----------
Total adjustments                                                                       50,534            174,524
                                                                                   -----------        -----------
Net cash (used in) provided by
operating activities                                                               ($1,295,144)       ($   38,008)
                                                                                   -----------        -----------
Cash flow from financing activities:
(Decrease)increase in notes payable                                                    296,021             (9,544)
Proceeds from issuance of common stock                                                 696,000                  0
                                                                                   -----------        -----------
Net cash (used in) provided by
financing activities                                                                   992,021             (9,544)

Net (decrease) increase in cash                                                       (303,123)           (47,552)

Cash beginning of period                                                               316,365             49,057
                                                                                   -----------        -----------
Cash end of period                                                                 $    13,242        $     1,505
                                                                                   ===========        ===========

                 PRINCETON AMERICAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 1996
                                   (Unaudited)




NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended May 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                       THREE MONTHS ENDED AUGUST 31, 1996



OPERATING RESULTS

During the quarter ended August 31, 1996, the Company had revenues from its two divisions: Real Estate Division and Personal Care Products Division.

The Company's rental revenue during the quarter was $37,797 less than that reported for the same period of 1995 due to the prepayment of rent for a six month period, which was reported in 1995 and which did not recur in the current quarter. Rates per square foot for each of the Company's office buildings have increased substantially during the past year, which will result in improved revenues in subsequent periods. As of the date of this report both buildings are fully leased. Building expenses have increased 8.7% over the same period in fiscal 1995 to $103,588 as compared to $95,270, caused primarily by expenses associated with increased occupancy.

Total revenues for the Personal Care Products Division increased 110% to $37,431 from $17,272 in the same period in fiscal 1995. This increase, although impressive in percentage, is disappointing to management relating to the revenues as an indication of significant market penetration. Expenses for the period decreased by 24.6% because of a decrease in promotional and packaging expenses which were included in prior period charges. Management is evaluating its marketing programs for the Personal Care Products Division and is actively seeking additional personnel to implement changes to these programs.

There was a 415% increase in General and Administration expense from $274,839 in fiscal quarter 1995 to $1,414,280 in the current quarter. Management decided to write down as a non-recurring expense $1,000,000 worth of charges for advertising and investor relations incurred during the promotional projects. As discussed in previous reports these projects did not produce sufficient positive results to justify continuation.

Without the extraordinary expense charge the loss from operations for the quarter would have been $311,572 as compared with $202,408 in the same period during fiscal 1995. Net loss for the quarter was $1,345,678 as compared with $208,752 for the same period in fiscal 1995. Adjusted for the extraordinary write off the net loss would have been $345,678, an increase of 65.5% over the quarterly loss in the same quarter 1995. This increased loss was primarily due to expenses associated with the promotional programs of the Company. The discontinuance of these programs will result in operations and revenue results more in line with normal operations reflected in the first quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets divided by current liabilities) is
1.55 to 1 as compared with 1.07 to 1 at the end of fiscal year 1995. This represents a further growth in liquidity from previous periods and will enable the Company to meet its obligations as they come due. Total current assets increased 69% to $1,922,941 from $1,133,573 at the end of fiscal year 1995 primarily as the result of increases in receivables and prepaid expenses.

Total assets increased 39% primarily due to the purchasing of additional real estate assets. The Company expects to report additional revenues from the sale of real estate developed land inventory during the subsequent reporting periods of this fiscal year. As of the time of the filing of this report 16 sales had been completed.

Additional liquidity can be expected from private placement of securities, both domestic and foreign, refinance and sales of real estate assets and merchandise sales. Although management believes these sources of capital will be sufficient to meet its needs there can be no assurance that the Company will successfully complete any or all of these objectives.

Current portion of long term debt has increased 6.1% due to debt created from the purchase of new real estate assets.

Accrued expenses increased 22% to $877,389 from $718,972 in the same period in fiscal 1995 due to the expenses associated with the acquisition of Organifyl Labs and the real estate inventories.

Management continues to seek to acquire profitable real estate projects and to increase sales in its Personal Care Products Division. The acquisition of 74 manufactured home lots during this quarter is an example of the progress management is making in accomplishing its goal.

Although no assurance can be given that the Company will continue to successfully accomplish these goals, management believes its efforts will produce positive results.

                                   FORM 10-QSB


                         PRINCETON AMERICAN CORPORATION
                   FOR THE THREE MONTHS ENDED AUGUST 31, 1996









SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRINCETON AMERICAN CORPORATION


S/ DALE E. EYMAN
DALE E. EYMAN, Chairman, CEO
(Signature)

October 17, 1996
Date