Form 10KSB
period 2000-05-31
PRINCETON AMERICAN CORP
filed 2000-08-29
CIK 80324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

           ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                     For the fiscal year ended May 31, 2000
                           Commission file No. 0-5141

                         PRINCETON AMERICAN CORPORATION
                 (Name of small business issuer in its charter)

            Nevada                                       22-1848644
(state or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                       2222 East Camelback Road, Suite 200
                                Phoenix, AZ 85016
                    (Address of principal office) (Zip code)

         Issuer's telephone number, including area code: (602) 522-2444

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Issuer's revenues for its most recent fiscal year were $849,275.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $339,553 as of August 25, 2000.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of August 28, 2000 was 14,148,047.

                         Princeton American Corporation

                                   FORM 10-KSB

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I .......................................................................       1
      Item 1 - Description of Business .......................................       1
      Item 2 - Description of Property .......................................       4
      Item 3 - Legal Proceedings .............................................       9
      Item 4 - Submission of Matters to a Vote of Security Holders ...........      10

PART II ......................................................................      11
      Item 5 - Market for Common Equity and Related Shareholder Matters ......      11
      Item 6 - Management's Discussion and Analysis or Plan of Operation .....      13
      Item 7 - Financial Statements and Supplementary Data ...................      14
      Item 8 - Changes in and Disagreements with Accountants on Accounting
                  Financial Disclosure .......................................      15

PART III .....................................................................      16
      Item 9 - Directors and Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act ........................................      16
      Item 10 - Executive Compensation .......................................      16
      Item 11 - Security Ownership of Certain Beneficial Owners and Management      19
      Item 12 - Certain Relationships and Related Transactions ...............      20
      Item 13 - Exhibits and Reports on Form 8-K .............................      20

SIGNATURES ...................................................................      22

FINANCIAL STATEMENTS .........................................................     F-1

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from forward-looking statements and projections include, for example:

- a downturn in the Phoenix, Arizona real estate market, particularly one which would adversely affect commercial lease rates;

- an adverse result in the Weiss or other litigation referred to in this report;

- any change in tax laws which would change the Company's ability to utilize its tax loss carryforward or the inability under existing tax laws for the full utilization of such tax loss carryforward;

- an inability of the Company to regain a listed or trading status on the Over-the-Counter Bulletin Board, NASDAQ, the American Stock Exchange, or some other recognized market or exchange;

- certain operations of the Company, including the formation of alliances with other entities, will remain under the jurisdiction of and be subject to the confirmation and approval of the U.S. Bankruptcy Court. The decisions of the Bankruptcy Court, with respect to Company operations retained under its jurisdiction, could affect the business of the Company.

- the inability of the Company to secure renewals of existing leases at commercially reasonable rates or to promptly replace tenants following the expiration of existing leases;

-     the effect of changing economic conditions; and

- other risks which may be described in our future filings with the Securities and Exchange Commission. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

      INTRODUCTION. On October 4, 1996, Princeton American Corporation ("Princeton" or the "Company") filed its Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996. Since that time, because of the events described below, the Company has been unable to file periodic annual or quarterly reports. Subsequent to the filing of the last Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996, the following events took place:

   ARREST, PROSECUTION AND CONVICTION OF THE COMPANY'S CEO. On October 10, 1996, Dale E. Eyman, Chairman and CEO of Princeton was arrested by the F.B.I. and charged with securities fraud involving a scheme to bribe stockbrokers to promote Company shares in the open market. The allegations charged that illegal transactions were conducted by him in his capacity as CEO of the Company. Mr. Eyman was later tried and convicted in the Federal District Court, Southern District of New York, on four counts of violating federal securities laws. He is currently serving a 70 month sentence in federal prison.

   NASDAQ DELISTING. On November 18, 1996, Princeton's securities were delisted from the NASDAQ Stock Exchange. Princeton was one of three companies delisted because of its identification with the securities fraud case described above. The NASDAQ Board of Directors stated that "the type of activity demonstrated by this Company has no place on the Nasdaq Stock Market."

   BANKRUPTCY FILING; APPOINTMENT OF A TRUSTEE. On December 11, 1996 the Company filed for protection under Chapter 11 of the US Bankruptcy Code. (Case no. 96-13675 PHX JMM). On January 21, 1997, the then existing management of Princeton submitted a Plan of Reorganization. The Plan was challenged by William C. Taylor, a former principal and creditor of the Company, who petitioned the court for the appointment of a trustee.

   The case was tried and, on February 6, 1997, the court issued its order appointing Roger W. Brown as Trustee. Shortly thereafter, the Trustee terminated the then existing management of Princeton and assumed day to day management of the Company.

      BUSINESS PRIOR TO REORGANIZATION. At the time the bankruptcy proceedings began, Princeton's business included:

      PERSONAL CARE DIVISION, comprised of three subsidiaries:

      -   GSK Products, Inc. (50% interest)

      -   Biosome Products, Inc. (80% interest)

      -   Organifyl Labs, Inc. (100% interest)

   These companies manufactured and distributed personal care products to the professional beauty and barber industry.

      REAL ESTATE DIVISION, which acquired and managed office buildings and undeveloped land through four subsidiaries:

      -   88 Redevelopment Co.

      -   4808 Corporation

      -   Prinwest Corporation

      -   Saturn Resources Incorporated

   The Real Estate Division owned:

            -     Two office buildings in Phoenix, Arizona:

                  -     2222 East Camelback Road
                  -     4808 North 22nd Street

            -     An industrial building in Phoenix, Arizona.

            - A five-acre parcel of undeveloped property on Scottsdale Road approximately three miles south of Carefree, Arizona (the "Lone Mountain Property").

            - Five acres of undeveloped property in Chino Valley, Yavapai County, Arizona.

            - A long-term brokerage commission on a ground lease of a mobile home park in Mesa, Arizona.

            - A 74 acre parcel in Peoria, Arizona zoned for manufactured housing.

      SALES AND TRANSFERS PRIOR TO BANKRUPTCY. Prior to (or simultaneously with) the filing with the Bankruptcy Court, the following transactions occurred:

      (1) Prinwest Corporation sold the 10,000 square foot warehouse in Phoenix on December 13, 1966 for $305,000.

      (2) David S. Smith received a severance package when he resigned as a Director, Treasurer and Secretary of the Company in November, 1996. He received compensation which included Saturn Resources, Inc. and the 74 residential lots owned by it in Peoria, Arizona.

      SALES AND TRANSFERS OF ASSETS. Princeton's holdings (as reported in the 1996 Form 10-KSB) were reduced significantly from November, 1996 to December, 1997 during Trustee Brown's management of the Company. The following four transactions were confirmed by the Court during the Trustee's administration of the bankrupt debtor.

      (1) Princeton sold its 80% interest in Biosome Products, Inc. to Gregory Eastman (the former President of that subsidiary) for $5000 cash.

      (2) Princeton's 50% interest in GSK Products was purchased by the two Doctors who had originally sold it to the company for $1000 cash and the return of the Princeton shares issued to them as part of the consideration for acquiring GSK Products.

      (3) Ownership of Organifyl reverted to the sellers because Princeton had defaulted on the purchase contract (after approximately $80,000 of the $375,000 purchase price had been paid to them).

      (4) The Lone Mountain Property was sold on June 20, 1997 for $270,000.

      In addition, the severance package with David Smith described above was the subject of litigation. The dispute was settled with Mr. Smith retaining the assets transferred to him in exchange for the payment to Princeton of $125,000 cash.

      CONFIRMATION OF JOINT PLAN OF REORGANIZATION. After Roger W. Brown was appointed Trustee in February, 1997, William C. Taylor submitted his proposed Plan of Reorganization of Princeton on May 30, 1997. During the course of extensive litigation among competing plan proponents, other concerned parties and creditors, on August 28, 1997, Trustee Brown and Mr. Taylor filed a Joint Plan of Reorganization. The Joint Plan was confirmed by the Court on November 19, 1997 and was published in its entirety in a Current Report on Form 8K which was filed with the Securities and Exchange Commission (the "Commission") on December 20, 1997, the Effective Date of the Plan.

      By its order confirming the Plan, the Bankruptcy Court:

      1.    Converted all Princeton preferred stock into common stock.

      2. Merged wholly owned subsidiaries (4808 Corporation and 88 Redevelopment Corporation) into Princeton.

      3. Confirmed the prepetition sale by Prinwest Corporation of its 10,000 square foot warehouse in Phoenix.

      OPERATIONS AFTER PLAN CONFIRMATION. On January 2, 1998, the directors designated in the Plan held their first formal meeting, elected officers and commenced the task of reorganizing the Company. As confirmed, the Plan called for the reorganized Princeton to make distributions to unsecured creditors within one year of the Plan's effective date. Once distributions were made to unsecured creditors, the Plan would be "substantially consummated" within the meaning of the Bankruptcy Code. The Plan was subsequently modified in January 1999 to extend certain deadlines in the Plan, including the deadline for distributions to unsecured creditors. These deadlines were extended to 180 days following the entry of a final, non-appealable order resolving the claim of Harry and Irene Weiss (see "Bankruptcy Litigation - Harry and Irene Weiss" below).

   PRINCETON'S REMAINING BUSINESS. After all of these transactions occurred, Princeton's remaining assets consisted of the two Phoenix office buildings, the Mesa real estate commission, two residential lots in Chino Valley, Arizona (which were sold before May 31, 2000) and stock in Exten Industries, Inc. and Stratford American Corporation.

      CURRENT COMPANY BUSINESS As of May 31, 2000, Princeton's primary business activity is the management of its two office buildings totaling 50,000 square feet in Phoenix, Arizona. Currently we have 2 employees. None of the Company's employees are represented by a labor union and we believe that employee relations are good.


ITEM 2.  DESCRIPTION OF PROPERTY

      2222 EAST CAMELBACK ROAD, PHOENIX, ARIZONA. On March 12, 1992 Princeton acquired this two story building which contains approximately 30,953 square foot of office space. The property includes a banking facility with a drive-in window and a bank vault on the ground floor. The Company paid approximately $296,000 cash for the building including closing costs and commissions.

      Princeton occupies 1822 square feet (6%) of the total leasable space in this building. As of May 30, 2000, 100% of the remaining leasable space was occupied by unaffiliated tenants, producing $580,000 of income annually. Additional information about this property is included in the Property Information and Operating Data Table at the end of this Item 2.

     4808 NORTH 22ND STREET, PHOENIX, ARIZONA. On December 1, 1994, Princeton acquired this two story building which contains approximately 19,295 square feet of office space. Princeton paid $1,000,000 for the building, of which $900,000 was borrowed from the seller at 8% annual interest. As of May 31, 2000 this building is 49% leased. It is projected to produce gross revenues of $380,000 annually when fully occupied. Additional information about this property is included in the Property Information and Operating Data Table at the end of this
Item 2.

      CHINO VALLEY, ARIZONA. In February, 1994 Princeton acquired approximately 20 acres of undeveloped land in Chino Valley, Arizona in exchange for 50,000 shares of restricted common stock valued at $50,000 by the Company. On March 19,1996, Princeton sold 15 of the 20 acres for $63,000, represented by $15,000 cash down payment and promissory notes totaling $48,000 secured by deeds of trust. The notes bear interest at 9.5% per annum with interest and principal payments of $500 per month, with final payments due and payable on August 16, 2001. One of the notes in the amount of $24,108 was paid off during 2000. On October 18, 1999, the Company sold the balance of the property for $23,700 cash.

      MESA TRAILER PARK COMMISSION RECEIVABLE. In March, 1994 Princeton acquired a long term real estate brokerage commission of 5% of the total lease payments generated from a 55 year ground lease of a 55-acre mobile home park in Mesa, Arizona. The Company purchased the commission for $60,000 cash and 174,400 shares of restricted Princeton common stock. The lease was executed in 1980 and runs through 2031, and provides revenue equal to 5% of each lease payment. The commission agreement presently provides quarterly payments of $3,687.50 which are made through an escrow at Security Title Company. The quarterly payments escalate annually to $7,437 per quarter at year 2030. Through May 31, 2000 approximately $81,687 had been paid and approximately $ 713,000 of additional commission will be paid to Princeton through year 2031 pursuant to the agreement. While there can be no assurance that Princeton will receive any or all of these assigned brokerage fees in the future, as of the date of this report all payments have been received on time.


PROPERTY INFORMATION AND OPERATING DATA

2222 East Camelback Road
Phoenix, Arizona

1. Character and Location. Two story office building; 30,952 square feet; includes banking facility with a drive-in window and a bank vault.

2.    Title to Property. Building is subject to a First Deed of Trust:

      Principal:            $976,979
      Interest rate:              8%
      Payment:                $7,338
      Maturity:        December 2004

      The original terms of this loan (interest rate of 15% and maturity in 1999) were adjusted by the Bankruptcy Court, and the revised terms are currently being contested by the lender.

3. Lease Terms. Subject to two net ground leases with terms of 99 years, expiring in 2073 and 2076. Rent adjusts each 10 years based upon 8% of the fair market value of the ground, excluding improvements. The first lease has a monthly base payment of $4,933, and will next adjust in 2009. The second lease has a monthly payment of $3,100 and will next adjust in 2002.

4.    Renovation or Improvement Plans. None, other than normal maintenance.

5. Competitive Conditions. This property is located in an area known as the "Camelback Corridor" which is comprised predominately of office buildings. This building competes with both higher and lower priced office space in the immediate vicinity. The current market is strong, with high renewals.

6. Insurance. Management believes that the property is adequately covered by insurance.

7.    General Information.

      (i)   Occupancy Rate - 100% - effective as of May 31, 2000

      (ii)  Tenants - Current Rent Roll As of May 31, 2000

-------------------------------------------------------------------------------------------------------------------------------
                                                                           Months to              Annual           Current
        Tenant           Rentable Square Feet      Tenant Share            Expiration             Rate/              Base
        ------           --------------------      ------------            ----------             -----              ----
                                                                                               Square Feet
                                                                                               -----------
-------------------------------------------------------------------------------------------------------------------------------
Princeton American              1,822                  6.07%                  N/A                  N/A               N/A
Corporation

-------------------------------------------------------------------------------------------------------------------------------
Southwest Commercial            1,840                  6.1%                    4                  $23.48           $ 3,600
Bank

-------------------------------------------------------------------------------------------------------------------------------
Southwest Commercial            2,972 (1)              9.8%                    60 (2)             $28.00           $ 6,935
Bank

-------------------------------------------------------------------------------------------------------------------------------
Evercare                        5,085 (3)             16.8%                    3                  $19.00           $ 8,027

-------------------------------------------------------------------------------------------------------------------------------
Phoenix Commercial              3,348                 11.0%                    17                 $23.50           $ 6,464
Real Estate

-------------------------------------------------------------------------------------------------------------------------------
BRE                            12,193                 40.2%                    3                  $36.55           $37,137

-------------------------------------------------------------------------------------------------------------------------------
International Circuit           3,085                 10.2%                    14                 $21.00           $ 5,203
Sales
-------------------------------------------------------------------------------------------------------------------------------


(1)   Lease commenced June 1, 2000

(2)   Lessee has two (2) five-year options to renew.

(3) This space has been leased to Southwest Commercial Bank at an effective average annual rate of $23.00 per square foot, commencing October 1, 2000

      (iii) Principal business, occupations and professions -

              Princeton American Corporation - owner and manager of building Southwest Commercial Bank - banking
              Phoenix Commercial Real Estate - rental and sales of commercial property
              BRE - real estate development and management
              International Circuit Sales - computer component sales
              Evercare - health maintenance (administrative division)

      (iv) Average effective rental per leased square foot - $28.53

      (v) Lease Expirations: All leases will expire no later than five years from the date of this filing unless renewed or extended by the lessee.

      (vi) Depreciation Components: The Company depreciates the buildings primarily over lives of 39 years, using the Modified Accelerated Cost Recovery Method for federal income tax purposes. The tax basis in the property is approximately $500,000 at May 31, 2000.


PROPERTY INFORMATION AND OPERATING DATA

4808 North 22nd Street
Phoenix, Arizona

1. Character and Location. Two story office building; 19,295 square feet; located at 4808 North 22nd Street, Phoenix, Arizona.

2.    Title to Property. Building is subject to

      (a)   First Deed of Trust:

            Principal:      $824,846
            Interest rate:        8%
            Payment:          $6,946
            Maturity:   January 2020

      (b)   Second Deed of Trust:

            Principal:      $976,979
            Interest rate:        8%
            Payment:          $7,338
            Maturity:  December 2004

3. Lease Terms. Subject to a ground lease which expires July 31, 2031. The current rent rate is $2,311, subject to annual adjustment based on the Consumer Price Index.

4.    Renovation or Improvement Plans. None, other than normal maintenance.

5. Competitive Conditions. This property is located in an area known as the "Camelback Corridor," which is comprised predominantly of office buildings. This building competes with both higher and lower priced office space in the immediate vicinity. Current market conditions are strong, with high renewals.

6. Insurance. Management believes that the property is adequately covered by insurance.

7.    General Information.

      (i)   Occupancy Rate - 49% - effective as of May 31, 2000.

      (ii)  Tenants - Current Rent Dollars as of May 31, 2000.

-----------------------------------------------------------------------------------------
                                                      Months to      Annual    Current
        Tenant          Rentable     Tenant Share     Expiration      Rate/      Base
                       Square Feet                                   Square
                                                                      Feet
-----------------------------------------------------------------------------------------
Schafer-Smith Ankeny      5,820         17.77%            16         $19.62     $9,516
-----------------------------------------------------------------------------------------
WRG Design                3,331          30.9%            36         $20.75     $5,621
-----------------------------------------------------------------------------------------


      (iii) Principal business, occupations and professions -

            Schafer-Smith-Ankeny - insurance company
            WRG Design - architect

      (iv)  Average effective rental per leased square foot - $19.85

      (v) Lease Expirations: All leases will expire no later than three years from the date of this filing unless renewed or extended by lessee.

      (vi) Depreciation Components: The Company depreciates the buildings primarily over lives of 39 years, using the Modified Accelerated Cost Recovery Method for federal income tax purposes. The tax basis in the property is approximately $1,200,000 at May 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS

      SETTLEMENT OF CENTER AND TAYLOR LAWSUITS. The 1996 10-KSB discloses lawsuits brought by Hyman R. Center and William C. Taylor as plaintiffs who sued Princeton for money damages based on consulting contracts which had allegedly been breached by the Company. Taylor's claim was settled by the Trustee and incorporated into the Plan of Reorganization. Center's claim was litigated and compromised by a court approved reduction of his creditor's claim from $355,000 to $104,300 and 22,000 shares of the common stock of the Company.

  CHAPTER 11 BANKRUPTCY LITIGATION.

      ADMINISTRATIVE CLAIMS. Administrative claims for professional and other fees have been and will be paid by the Company.

      UNSECURED CREDITOR CLAIMS. During the initial stage of the bankruptcy proceedings, creditors filed 65 proofs of claim aggregating $5,001,503. These proofs of claim have been litigated or settled, reducing the number of claims to
20. The total amount of administrative and unsecured claims was $679,289 at May 31, 2000.

      SHAREHOLDER CLAIMS. Equity shareholders filed approximately 900 proof of interest claims, allegedly representing 14,840,000 shares. These claims were reviewed by management and litigated or settled by agreement which were confirmed by Court orders reducing all outstanding shares to approximately 8,488,828 shares.

      UNRESOLVED CLAIMS. All proof of interest claims have been resolved the Court with the exception of the following two matters:

            Onset Investment Limited. Onset filed a claim for damages in the amount of $200,713 based on an alleged breach of a stock purchase agreement by Princeton. The Company has objected to this claim and the matter is awaiting determination by the Court. Settlement negotiations are pending, and Princeton anticipates its maximum exposure to be approximately $25,000 cash and 70,000 shares of common stock. If the Onset claim is allowed in whole or in part, the Company intends to seek a ruling by the Bankruptcy Court subordinating the Onset claim from that of a creditor to that of an equity holder.

            Harry and Irene Weiss. This claim is based on an agreement by which the Weiss' sold Princeton a residence in Phoenix, Arizona for 600,000 shares of restricted common stock. Under the terms of the agreement, the Company was committed not to sell any shares to third parties for less than $1.00 a share until expiration of the two year restriction against any sale by the Weiss' of their shares. Princeton, through Mr. Eyman, sold shares for less than $1.00 shortly after executing the agreement. Princeton objected to the Weiss' claim for $812,708 plus interest because:
      (1) they failed to mitigate their damages by selling their shares; (2) their claim was for stock, not cash; and (3) any recovery by the Weisses should be subordinated to those of other creditors pursuant to Section 510(b) of the Bankruptcy Code.

      These issues were heard by the Bankruptcy Court which ruled, in separate proceedings, that the value of the Weiss claim was $619,602.73 and that the claim would be allowed only as an equity claim. Princeton filed an appeal with the U.S. District Court in Phoenix as to the valuation amount, and the Weisses appealed the ruling that their claim was that of a stockholder. Federal District Court Judge J. Russell Holland reversed the ruling of the Bankruptcy Court that the Weiss' claim was that of an equity holder. The Company has appealed that ruling to the United States Ninth Circuit Court of Appeals. No date has been set for hearing either of these appeals, and Bankruptcy counsel for the Company has indicated that pursuit of the appeals could extend the Company's operations under Bankruptcy Court protection for up to an additional 18 to 24 months.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders since the annual meeting on September 14, 1995, when shareholders voted to (i) change the name of the Company from Princeton Electronic Products, Inc. to Princeton American Corporation, (ii) to change the domicile of the Company from New Jersey to the State of Nevada and (iii) to increase the authorized common stock of the Company from 15,000,000 to 100,000,000.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


      Princeton's Common Stock has traded on the over-the-counter market "pink sheets" since the Company was delisted from the NASDAQ (Small Capital) Market in November 1996. Its symbol is "PELT."

      The table below gives the range of high and low bid prices for each quarterly period for the fiscal year's ended May 31, 2000 and May 31, 1999.

2000 - 1999                                     High bid                Low bid


Quarter ending May 31, 2000                    $0.07                   $0.07
Quarter ending February 28, 2000               $0.01                   $0.01
Quarter ending November 30, 1999               $0.001                  $0.001
Quarter ending August 31, 1999                 $0.031                  $0.031

1998 - 1999


Quarter ending May 31, 1999                    $0.01                   $0.01
Quarter ending February 28, 1999               $0.01                   $0.01
Quarter ending November 30, 1998               $0.02                   $0.02
Quarter ending August 31, 1998                 $0.0625                 $0.0625

The quotations reflect inter-dealer prices, without retail mark-up, mark down, or commission and may not reflect actual transactions or a liquid trading market.

      Princeton has never paid any cash dividends on any equity securities, and no change of this policy is under consideration by the Board of Directors.

      Recent Sales of Unregistered Securities.  None.


ADJUSTMENTS OF OUTSTANDING SHARES AND SHAREHOLDERS

      PROBLEMS WITH SECURITIES RECORDS. Princeton has not been able to provide audited financial statements since those prepared by its former auditors, Semple & Cooper, PLC. for the fiscal year ended May 31, 1996. Audited financial statements could not be prepared until the entry of final orders by the Bankruptcy Court establishing the validly issued and outstanding securities of the Company and the legitimate holders of Princeton securities. During his tenure as CEO, Mr. Eyman engaged in numerous transactions involving Princeton securities which involved fraud, the issuance of securities without adequate consideration, and other defects which resulted in questions as to the validity of issued and outstanding securities issued.

      In its Order dated July 29, 1997, the Court set a deadline of September 17, 1997 for filing of Proofs of Interest. Pursuant to that order, Princeton mailed notices to all shareholders who had filed Proofs of Interest and to all shareholders according to the records of Princeton's transfer agent, American Stock Transfer & Trust Company ("AST"). More than 91% of those appearing on the records of AST (representing in excess of 21,000,000 shares) failed to file Proofs of Claim by September 17, 1997.

      When present Management assumed control of Princeton in January, 1998, it was clear that the Company's records, as maintained by AST, did not accurately reflect the number of shares or shareholders.

      The records of AST contained five separate accounts for three different entities reflecting the Company's evolution from Minco American Corporation's merger with Princeton Electronic Products to what is now Princeton American Corporation, as well as three reverse stock splits; one for Minco and two for Princeton. From July, 1991 (Minco-Princeton merger) to the December 1996 bankruptcy filing, AST's records show that Princeton's shareholder base increased from less than 1000 shareholders with approximately 3,000,000 shares, to over 2,000 shareholders of record holding a purported 24,000,000 shares. Most of this increase occurred in the months immediately preceding the bankruptcy filing.

      Consequently, Management raised many questions with respect to the authenticity of issued shares and shareholders of record as of December 20, 1997, the date of confirmation of the Plan of Reorganization. Because of these apparent inaccuracies, Management elected to undertake a complete overhaul of the shareholder records.

      EXAMINATION AND CONFIRMATION OF SECURITIES HOLDINGS. After extensive research over a period of two years, including an intensive review of AST's records and verification of Proofs of Interest, the Company was able, on December 30, 1999, to file a Motion for an Omnibus Order (which also provided for the second mailing of Notice of Hearing to all persons and entities purporting to have equity claims in the Company). The Bankruptcy Court on February 3, and May 10, 2000 entered a total of six order(s) establishing shareholder base.

      The final shareholder equity base established by Order of the Bankruptcy Court is set forth below:

Shares validly issued and outstanding as of May 31, 2000.      8,488,828
Shares recognized for issuance to William C. Taylor.(1)        5,659,219
      TOTAL SHARES                                            14,148,047

(1) Issuance of Shares to William Taylor. Taylor's claim was allowed by Trustee Roger Brown as set forth in their Joint Plan of Reorganization which was confirmed by the Court on November 19, 1997. Taylor and the Trustee agreed that Taylor would convert his allowed $990,140 cash claim into shares of common stock of the Company, (excerpted from the Plan) as follows:

"The Joint Plan of Reorganization, which was confirmed by the Court on November 19, 1997, allowed William Taylor's creditor's claim for $990,140. Taylor and the Trustee agreed that Taylor would convert his cash claim into shares of common stock of the Company by issuing to Taylor that number of shares of common stock that represents forty percent (40%) of the total of all of Princeton's common stock that was outstanding after the Effective Date of December 20,

1997. Taylor's stock is to be held in escrow by the Trustee until all Class 8 (Administrative) and Class 9 (General Unsecured Creditors) allowed claims have been paid in full. In the event of a material default in the Plan relative to the Class 8 and Class 9 claims, Taylor's stock will be distributed to the holders of these unsatisfied claims.

      In the event that the Weiss and Onset claims are subordinated to Class 12 Claims pursuant to Section 510(b) of the Bankruptcy Code, Taylor's shares will be increased in order to maintain his 40% ownership of the stock of Princeton American Corp."

     This could result in a significant dilution in the value of shares held by other shareholders.


ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS

      BACKGROUND: The past several years have been difficult for Princeton. The Company suffered greatly because many ill-conceived programs had been undertaken without benefit of sufficient capital. A number of questionable promotional schemes were created, and it appears to current management that certain acquisitions were made for the primary purpose of making press releases while ignoring sound business fundamentals.

      Since the last time former management formally reported to you in its 1996 10-KSB, the Company has gone through a major metamorphosis. Former management filed a Chapter 11 Bankruptcy in December, 1996. A Plan of Reorganization was approved by the Court on November 19, 1997 and the new Board of Directors took control of Princeton on December 20, 1997. With the exception of the two office buildings owned by the Company, every business acquired by the Company prior to Princeton's bankruptcy filing failed for lack of capital and insufficient management attention. Many commitments made to entities and persons by the prior management were, at best, ill conceived. Huge expenditures for stock promotions were reported in the Company's 1996 10-KSB in which management acknowledged that, instead of supporting GSK, Biosome Products and Organifyl Laboratories, Princeton invested its operating capital in "advertising, promotion and public relations which increased by $2,455,506" over the previous fiscal year. These funds were in fact spent on "a massive promotional effort in order to improve the price of the shares of the company."

      As a result of the fiscal chaos which resulted, the Personal Care Division languished and Princeton's shares plummeted to a point where they were nearly valueless when current management took over in December 1997.

      OPERATIONS:

      The primary mission has been to return Princeton to financial stability. In order to do so it was necessary for management to concentrate on resolving the major issues, which were resolving creditor claims and establishing a valid shareholder base. In the two and a half years since current management took over the operations of the Company, considerable time and monies were expended in handling claims litigation (in particular the Weiss claim discussed in Item 3), bringing the books and records to auditable standards, and restoring a credible shareholder base.

      All but two of 65 Unsecured Creditor's Claims against the Company have been authenticated or litigated and resolved. The shareholder base has been carefully analyzed and significantly modified by Court Orders. We anticipate that all existing share certificates will be cancelled, and new share certificates issued representing the proper holdings of each shareholder. This procedure will have the effect of validating all the shares that were legitimately acquired. These housekeeping measures have been laborious and time consuming. The legal, accounting and consulting expenses incurred to achieve these results are in excess of $480,000.

      The Company also focused its attention on the rehabilitation and marketing of its two office buildings, which have benefited from the increase in demand for office space in the Phoenix market over the past two years. Several tenant leases have matured and have either been rolled over at higher prices, or the tenants have moved elsewhere allowing the Company to replace them with higher rent paying tenants. The office building at 2222 East Camelback Road is fully occupied with annual gross revenues exceeding $580,000. It will be known as the "Southwest Bank Building" in acknowledgement of that financial institution's lease of the west half of the ground floor including the banking facilities formerly occupied by Wells Fargo Bank. The lease runs for five years with two five year renewal options. Southwest Bank is completely refurbishing this 8,057 square foot space.

      The second floor of the office building at 4808 North 22nd Street has been vacant since September 1999. Formerly occupied by Capital Title Company, this space is currently configured for use by a title or mortgage company or similar use. A number of potential lessees have made offers at rates too far below market to be accepted by the Company without negatively impacting on the value of the building. In the last few months, activity has increased and negotiations are currently underway with prospective lessees. If and when fully occupied, this office building is projected to produce gross revenues of $380,000. With most of the high cost of legal and accounting fees behind it, the Company looks forward to gradually increasing revenues and profits as rents increase and costs go down.

      Once the new share certificates have been issued, the exact number of shares outstanding will be known and will permit better evaluation of the Company's stock. Management believes that the completion of these "clean up" activities will make Princeton far more attractive to potential investors and merger prospects (in particular those that can take advantage of the Company's $14,000,000 tax loss carry forward) or to other entities which might choose to be acquired by Princeton. Armed with a fundamentally sound financial statement, management intends to pursue all available opportunities for strategic alliances, with a view toward enhancing shareholder value. While there can be no assurance that the Company will be successful in doing so, at the appropriate time, Princeton will seek to have its securities qualify for trading on the OTC Bulletin Board, AMEX, NASDAQ or another well-recognized exchange or market.


ITEM 7.  FINANCIAL STATEMENTS

      The full text of the Company's audited, consolidated financial statements for the fiscal years ended May 31, 2000 and 1999 begins on page F-1 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Directors and Executive Officers of the Company as of May 31, 2000 were:

Name                           Age          Position                   Date Elected (*)
----                           ---          --------                   ----------------
William C. Taylor              68           Chairman, CEO &            December 20, 1997
                                            Director

Roderick W. McKinnon III       54           Secretary & Director       December 20, 1997

Scott E. Bird                  76           Treasurer, CFO &           December 20, 1997
                                            Director

(*) Pursuant to Article III Section 3.9 of the Plan of Reorganization, the Directors took office on the "Effective Date" of the Plan.



Scott E. Bird is the Managing Consultant of SASolutions, LLC, an integrated business and information technology consulting group. He is the Vice President and General Manager of Uservco, Inc., a national receivables recovery company and Pacific Aviation Services, an international aviation procurement and support company. Mr. Bird has served as Director and Chief Financial Officer of the Company since its reorganization. His term of office will expire on the date of the next Annual Shareholder's Meeting, the date of which has not been set.

William C. Taylor served the Company as Executive Vice-President from July 1991 to April 1995 and as a Director from August 1994 to April 1995. Mr. Taylor is a member (inactive) of the State Bar of Arizona and is a licensed realtor. He is a managing partner in several real estate development companies. Mr. Taylor has served as Chairman and Chief Executive Officer of the Company since its reorganization. His term of office will expire on the date of the next Annual Shareholders Meeting, the date of which has not been set.

Roderick W. McKinnon III has been a Director and Secretary of the Company since 1998. Since 1974 Mr. McKinnon has been the President of R.W. McKinnon & Co., Inc. which is an investment banking and development service company. He holds Bachelor of Science from Northern Arizona University and serves on several boards of directors. His term of office will expire on the date of the next Annual Shareholders Meeting, the date of which has not been set.


ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation received for the fiscal years ended May 31, 1998, 1999 and 2000 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and other highly compensated executive officers.

SUMMARY COMPENSATION TABLE

                                         Annual Cash Compensation                Long Term Compensation
                                   -----------------------------------   --------------------------------------
                                                                                   Awards              Payouts
                                                                         ------------------------    ----------    All other
 Name and Principal                                   Other annual (1)   Restricted    Securities                compensation
     Position              Year    Salary     Bonus     compensation       stock       Underlying       LTIP
                                    ($)        ($)           ($)          award(s)     Options/      payouts
                                                                             ($)         SAR(#)         ($)
------------------------------------------------------------------------------------------------------------------------------
William C. Taylor          2000    96,000      -0-          1,200            -0-           -0-          -0-         -0-
Chairman, CEO              1999    96,000      -0-          1,200            -0-           -0-          -0-         -0-
and Director               1998    32,000      -0-            600            -0-           -0-          -0-         -0-
------------------------------------------------------------------------------------------------------------------------------
Roderick W McKinnon        2000      -0-       -0-          1,200            -0-           -0-          -0-         -0-
Secretary & Director       1999      -0-       -0-          1,200            -0-           -0-          -0-         -0-
                           1998      -0-       -0-            600            -0-           -0-          -0-         -0-
------------------------------------------------------------------------------------------------------------------------------
Scott E Bird (2)           2000      -0-       -0-          1,200            -0-           -0-          -0-         -0-
CFO, Treasurer and         1999      -0-       -0-          1,200            -0-           -0-          -0-         -0-
Director                   1998      -0-       -0-            600            -0-           -0-          -0-         -0-
------------------------------------------------------------------------------------------------------------------------------


(1) Directors are compensated at the rate of $200 for each formal meeting of the Board of Directors. There were three such meetings in fiscal 1998, six meetings in 1999 and six scheduled for 2000. These fees are unpaid as of May 31, 2000

(2) Mr. Bird is a shareholder of SASolutions, LLC, a financial consulting firm which received $62,000 in calendar 1998, $82,000 in 1999 and $27,800 through May 31, 2000 for consulting services to the company.

2.    Other Non-Cash Compensation

      None


3.    Stock Option Grants

      No stock options have been granted since December 20, 1997 when Current Management assumed control of the Company. There are no stock options currently outstanding.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as to shares of common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock , (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group.

Name                               Title                Common Shares       % of Class
----                               -----                -------------       ----------
William C. Taylor                  Chairman & CEO         5,792,181            40.9% (1)
2222 East Camelback Road
Suite 105
Phoenix, Arizona 85016

Laurence J. and Diane K.
  Testasecca                       Shareholder              800,000             5.7% (2)
5669 Walnut Ridge Circle
West Bloomfield, MI 48322.

(1) Includes 132,962 shares which Mr. Taylor owned prior to the Effective Date of the Plan of Reorganization.

(2) Based solely upon information contained in a Form 13G filed with the Commission on October 18, 1999.

      The above percentages of ownership are based on 14,148,047 shares of the Company's Common Stock outstanding based upon the Bankruptcy Court Order dated February 3, 2000. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities and Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights are deemed outstanding for purposes of computing shares beneficially owned by and the percentage of ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by, or percentage of ownership of, any other person or group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding Princeton's transactions with related parties since November 1996 is included above in: Item 1 "Description of Business - Sales and Transfers Prior to Bankruptcy, and Sales and Transfers of Assets"; Item 3 - "Legal Proceedings"; and Item 5 - "Market for the Registrant's Common Stock and Related Shareholders Matters - Adjustments of Outstanding Shares and Shareholders."


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits


Exhibit
Number       Exhibit Name                              Method of Filing
------       ------------                              ----------------
2.1          Plan of Reorganization                    (i)

3.1          Articles of Incorporation, as amended     filed with this Report

3.2          By-Laws, as amended                       filed with this Report

27.1         Financial Data Schedule                   filed with this Report


(i) Incorporated by reference to Exhibit 1 of Current Report on Form 8-K (file no.000-05141) filed on January 5, 1998.

      (b)   Reports on Form 8-K

---------------------------------------------------------------------------------
DATE OF REPORT    DATE FILED        DESCRIPTION

---------------------------------------------------------------------------------
12-17-96          12-17-96          Filing of Bankruptcy Proceedings.
---------------------------------------------------------------------------------
12-24-96          12-24-96          Resignation of Accountant.
---------------------------------------------------------------------------------
1-09-97           1-09-97           Change in Control of Princeton.
---------------------------------------------------------------------------------
1-09-97           1-31-97           Resignation of Accountant.
---------------------------------------------------------------------------------
12-23-97          1-05-98           Effectiveness of Joint Plan of
                                    Reorganization; Change of Accountant;
                                    Change of Management.
---------------------------------------------------------------------------------
12-16-98          12-17-98          Bankruptcy Hearings re extending deadlines
                                    established by Joint Plan of Reorganization.
---------------------------------------------------------------------------------
8-25-99           8-25-99           Material Developments in Bankruptcy
                                    Proceedings.
---------------------------------------------------------------------------------
2-8-00            2-10-00           Bankruptcy Court Orders re Stock and
                                    Stockholders.
---------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON AMERICAN CORPORATION

By:  /s/ William C. Taylor
    ---------------------------
     William C. Taylor
     Chairman, CEO and Director

Date:  8/28/00
      -------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                           Date
     ---------                          -----                           ----
By:  /s/ William C. Taylor              Chairman, CEO and             8/28/00
    -----------------------------         Director                    -------
     William C. Taylor

By:  /s/ Scott E. Bird                  Treasurer, CFO and            8/28/00
    -----------------------------         Director                    -------
     Scott E. Bird

By:  /s/ Roderick W. McKinnon III       Secretary and Director        8/28/00
    -----------------------------                                     -------
     Roderick W. McKinnon III

                         PRINCETON AMERICAN CORPORATION

                              FINANCIAL STATEMENTS

                               For the Years Ended
                              May 31, 2000 and 1999

                          Independent Auditors' Report

The Board of Directors
Princeton American Corporation

We have audited the accompanying balance sheets of Princeton American Corporation as of May 31, 2000 and 1999, and the related statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton American Corporation as of May 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 9 and 10 to the financial statements, the Company is involved in litigation and is also operating under a Joint Plan of Reorganization following a bankruptcy filing in December 1996, which raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Plan of Reorganization will not be substantially consummated until payment of unsecured creditors. Prior to that time, the Company is under the supervision of the Bankruptcy Court. The Company is involved in litigation, which is being overseen by the Bankruptcy Court and the Company is also seeking Court approval to cancel existing shares and reissue new stock. Until final resolution by the Bankruptcy Court, there is uncertainty as to the number of shares and the procedure for issuing them to approved shareholders. The Bankruptcy Court may also exert significant influence over the operations of the Company, which may result in changes to the estimates described in the accompanying financial statements. Please read note 9; it describes certain aspects and uncertainties of the bankruptcy filing.

EVERS & COMPANY LTD.
June 30, 2000
Phoenix, Arizona

                         PRINCETON AMERICAN CORPORATION
                                 Balance Sheets
                              May 31, 2000 and 1999

                                     ASSETS

                                                             2000                    1999
                                                             ----                    ----
Current assets:
     Cash and cash equivalents                          $    1,650                    5,820
     Notes receivable, current portion                         947                    1,970
     Accounts receivable - trade                                --                      448
     Investments in marketable securities                  107,265                   27,298
     Prepaid expenses                                       20,167                   41,240
                                                        ----------               ----------
         Total current assets                              130,029                   76,776
                                                        ----------               ----------

Notes receivable, net of current portion                    17,202                   41,483

Investment in commission contract                          202,756                  199,162

Property and equipment, net                              1,283,735                1,344,408

Investment in real estate                                       --                   12,500

Deposits                                                        --                    9,930
                                                        ----------               ----------

                                                        $1,633,722                1,684,259
                                                        ==========               ==========

                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                                 Balance Sheets
                              May 31, 2000 and 1999


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                           2000             1999
                                                                           ----             ----
Current liabilities:
     Notes payable - current portion                                 $    28,284           26,117
     Notes payable, officers                                             100,000           70,000
     Accounts payable                                                    161,152           39,286
     Bankruptcy claims                                                   679,289          741,813
     Liabilities in dispute                                              619,603          619,603
     Accrued interest                                                    122,163           71,251
     Accrued real estate taxes                                           222,690          157,956
     Payroll and sales taxes payable                                      13,172           14,330
     Advance rental income and tenant security deposits                   30,773           88,933
                                                                     -----------      -----------
         Total current liabilities                                     1,977,126        1,829,289

Tenant security deposits - long term                                      26,616           26,908
Mortgage notes payable                                                 1,773,541        1,801,825
                                                                     -----------      -----------
                                                                       3,777,283        3,658,022
                                                                     -----------      -----------

Commitments, contingencies and subsequent events (see notes)

Stockholders' deficit:
     Common stock, par value $.001, 100,000,000 shares authorized
         approximately 15,000,000 shares issued and outstanding           15,000           15,000
     Additional paid-in-capital                                        2,460,350        2,460,350
     Accumulated deficit                                              (4,243,720)      (3,996,395)
                                                                     -----------      -----------
                                                                      (1,768,370)      (1,521,045)

     Net unrealized loss on marketable securities                       (375,191)        (452,718)
                                                                     -----------      -----------

         Total stockholders' deficit                                  (2,143,561)      (1,973,763)
                                                                     -----------      -----------

         Total liabilities and stockholders' deficit                 $ 1,633,722        1,684,259
                                                                     ===========      ===========

                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                            Statements of Cash Flows
                    For the Years Ended May 31, 2000 and 1999

                                                                    2000            1999
                                                                    ----            ----
Cash flows from operating activities:
     Net loss                                                    $(247,325)      (307,399)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation                                              107,046        140,184
         Interest income on investment contract                    (17,844)       (17,517)
         Loss (gain) on investment                                  (2,440)         9,098
         Gain on sale of real estate                                (8,481)            --
         Non-cash gain on settlement of claim                      (62,524)            --
         Decrease in receivables                                       448          1,660
         Decrease in prepaid expenses                               21,073         28,816
         Increase in accounts payable and accrued expenses         185,442         17,796
         Increase in accrued interest                               50,912         51,316
         Increase (decrease) in rent deposits                      (58,452)         5,193
                                                                 ---------      ---------
             Net cash used in operating activities                 (32,145)       (70,853)
                                                                 ---------      ---------

Cash flows from investing activities:

     Payments on notes receivable                                   25,304          1,792
     Purchase of property and equipment                            (46,373)        (1,625)
     Payments on investment contract                                14,250         13,750
                                                                 ---------      ---------
         Net cash provided by (used in) investing activities        (6,819)        13,917
                                                                 ---------      ---------

Cash flows from financing activities:

     Refund of deposit                                               9,930             --
     Proceeds from sale of real estate                              20,981             --
     Repayment of notes payable to officers                        (20,000)       (20,000)
     Proceeds from loan from officers                               50,000         90,000
     Payments on mortgage notes payable                            (26,117)       (24,114)
                                                                 ---------      ---------
         Net cash provided by (used in) financing activities        34,794         45,886
                                                                 ---------      ---------

Net decrease in cash and cash equivalents                           (4,170)       (11,050)

Cash and cash equivalents, beginning of year                         5,820         16,870
                                                                 ---------      ---------

Cash and cash equivalents, end of year                           $   1,650          5,820
                                                                 =========      =========

Supplementary Disclosure of Cash Flow Information

Cash paid during the year for interest                           $ 176,884        158,922
                                                                 =========      =========
Cash paid during the year for income taxes                       $     100            217
                                                                 =========      =========

                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                 Statements of Operations and Comprehensive Loss
                    For the Years Ended May 31, 2000 and 1999

                                                            2000              1999
                                                            ----              ----
Revenues
     Rental income                                      $   842,565          913,083
     Parking and other                                        6,710            9,622
                                                        -----------      -----------
                                                            849,275          922,705
                                                        -----------      -----------

Costs and expenses

     Building operating costs                               354,723          375,122
     Professional fees                                      176,794          147,843
     Payroll and payroll taxes                              135,425          134,006
     Ground lease                                           123,088          117,838
     Depreciation                                           107,046          140,184
     Consulting                                              83,115           72,750
     Other                                                   99,108           51,180
                                                        -----------      -----------
         Total costs and expenses                         1,079,299        1,038,923
                                                        -----------      -----------

Loss from operations                                       (230,024)        (116,218)
                                                        -----------      -----------

Other income (expense)
     Interest and dividend income                            21,836           23,336
     Interest expense                                      (227,796)        (208,542)
     Gain on settlement of lawsuits                         183,225               --
     Other                                                    5,534           (5,758)
                                                        -----------      -----------
                                                            (17,201)        (190,964)
                                                        -----------      -----------

Net loss before income tax                                 (247,225)        (307,182)

Income taxes                                                    100              217
                                                        -----------      -----------

Net loss                                                $  (247,325)        (307,399)
                                                        ===========      ===========

Net loss per common share, basic and diluted            $     (0.02)           (0.02)
                                                        ===========      ===========

Net loss                                                $  (247,325)        (307,399)

Net unrealized gain (loss) on marketable securities          77,527           (8,619)
                                                        -----------      -----------

Comprehensive loss                                      $  (169,798)        (316,018)
                                                        ===========      ===========

                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the Years Ended May 31, 2000 and 1999


                                                                                  Unrealized
                                                 Additional                       Gain (Loss)
                                  Common          Paid-in        Accumulated          on
                                   Stock          Capital          Deficit        Securities
                                   -----          -------          -------        ----------
Balance at May 31, 1998        $    15,000     $ 2,460,350     $(3,688,996)     $  (444,099)

Net loss for the year
     ended May 31, 1999                 --              --        (307,399)              --

Unrealized loss on
     marketable securities              --              --              --           (8,619)

                               -----------     -----------     -----------      -----------

Balance at May 31, 1999             15,000       2,460,350      (3,996,395)        (452,718)

Net loss for the year
     ended May 31, 2000                 --              --        (247,325)              --

Unrealized gain on
     marketable securities              --              --              --           77,527

                               -----------     -----------     -----------      -----------
Balance at May 31, 2000             15,000       2,460,350      (4,243,720)        (375,191)
                               ===========     ===========     ===========      ===========

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  BASIS OF PRESENTATION

         The following is a summary of the significant accounting policies followed by Princeton American Corporation (the Company). The policies conform with generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as disclosures of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

         During the years ended May 31, 1998 and 1997, the Company did not have access to adequate records to file audited financial statements, as required by the Securities and Exchange Commission. The Company has requested a waiver of its filing requirements for the years ended May 31, 1997 and 1998 and its quarterly filings through February 28, 2000. The Company's request has not yet been approved.

     b.  ORGANIZATION AND OPERATIONS

         Princeton American Corporation is organized under the laws of the State of Nevada and currently owns two office buildings in Phoenix, Arizona.

         At the date of its last filing with the Securities and Exchange Commission for the year ended May 31, 1996, the Company was engaged in both the real estate and hair care products industries. The Company filed for bankruptcy in December 1996 and subsequently disposed of substantially all its assets during the years ended May 31, 1997 and 1998, except for the two commercial buildings and certain investments. The trustee combined substantially all the Company's operating subsidiaries into Princeton American Corporation. The Court approved the Plan of Reorganization for the Company in November 1997.

     c.  CASH EQUIVALENTS

         Cash equivalents include highly liquid debt instruments and other short-term investments with an original maturity of three months or less.

     d.  MARKETABLE SECURITIES, AVAILABLE FOR SALE

         Marketable securities available for sale are recorded at their quoted market prices. Unrealized gains and losses on these securities are included as a separate component of comprehensive income and shareholders' equity until realized. Realized gains and losses on securities available for sale are computed based upon the average cost of the investment.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     e.  INVESTMENTS IN REAL ESTATE

         Investments in real estate were valued at the lower of cost or market.

     f.  PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and are being depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to forty years.

     g.  INCOME TAXES

         Income taxes are accounted for under the asset and liability method.
              Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amount of existing assets and liabilities; and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect in deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     h.  STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion
              No. 25 "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options and awards. Under APB 25, no compensation expense is recognized when the exercise price of the options equals the fair value (market price) of the underlying stock on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation.

     i.  EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards
              No. 128 "Earnings Per Share". The new standard simplifies the standards of computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was assumed to be approximately 15,000,000 for the years ended May 31, 2000 and 1999.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

2.   NOTES RECEIVABLE

     Notes receivable consist of the following at May 31, 2000 and 1999. No allowance for doubtful accounts is considered necessary.

                                                                         2000             1999
                                                                         ----             ----
         Note receivable, secured by a first
              deed of trust on real property,
              payable in monthly installments of
              $282 including interest at 9.5%,
              paid during the year ended May
              31, 2000                                                 $      -         24,442

         Note receivable, secured by a first
              deed of trust on real property,
              payable in monthly installments of
              $219 including interest at 9.5%,
              remaining principal and interest
              due August 2001                                            18,149         19,011
                                                                       --------         ------

                                                                       $ 18,149         43,453
         Less current portion                                              (947)        (1,970)
                                                                       --------         ------

         Notes receivable, net of current portion                      $ 17,202         41,483
                                                                       ========         ======

3.   INVESTMENTS IN MARKETABLE SECURITIES AVAILABLE FOR SALE

     Marketable securities consist of the following investments in common stock at May 31, 2000 and 1999:

                                                            2000                        1999
                                                            ----                        ----
                      Exten Industries                     $ 90,241                    13,756
                      Stratford American                     14,584                    13,542
                      Other securities                        2,440                         -
                                                           --------                    ------
                                                           $107,265                    27,298
                                                           ========                    ======

     Total net unrealized losses at May 31, 2000 and 1999 were $375,191 and $452,718 respectively. The net unrealized loss decreased by $77,527 during the year ended May 31, 2000 and increased by $8,619 during the year ended May 31, 1999.

      The Company also has an investment in Sgarlato Laboratories, a privately-held company, which management estimates has minimal value at year-end. As such, the investment has been written down to zero at May 31, 2000 and 1999.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


4.   INVESTMENT IN COMMISSION CONTRACT

     In March 1994, the Company acquired the rights to the commission on a ground lease for a mobile home park in Mesa, Arizona. The commission is based upon a fifty-five (55) year ground lease. Annual payments range from $11,750 in 1994 to $27,000 in 2031. For the years ended May 31, 2000 and 1999, the commission contract was valued at $202,756 and $199,162, respectively. The valuation is determined by calculating the net present value of the quarterly payments at an imputed interest rate of twelve percent (12%). The Company recognizes any fluctuation in the market value as interest income or expense in the year of fluctuation.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at May 31, 2000 and 1999:

                                                                         2000                       1999
                                                                         ----                       ----
                      Office buildings                                $1,296,786                 1,296,786
                      Leasehold improvements                             515,686                   615,132
                      Office furniture and equipment                       4,139                     4,139
                                                                      ----------                 ---------
                                                                       1,816,611                 1,916,057
                      Less:  Accumulated depreciation                   (532,876)                 (571,649)
                                                                      ----------                 ---------
                                                                      $1,283,735                 1,344,408
                                                                      ==========                 =========

6.   INVESTMENT IN REAL ESTATE

     At May 31, 1999 the Company owned a parcel of undeveloped land with a cost of $12,500. The property was sold during the year ended May 31, 2000 for $20,981 resulting in a gain of $8,481 after selling expenses.

7.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable consist of the following at December 31, 2000 and 1999:

                                                                2000                      1999
                                                                ----                      ----
         Mortgage note payable, secured by a
         first deed of trust on the building at
         4808 N. 22nd St., payable in monthly
         installments of $6,946 including
         interest at 8% through January 2020                  $824,846                   841,485

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


7.   MORTGAGE NOTES PAYABLE, CONTINUED

         Mortgage note payable, Vanderford,
         secured by a first deed of trust on the
         building at 2222 E. Camelback and a
         second deed of trust on the building at
         4808 N. 22nd St., payable in monthly
         installments of $7,338 including
         interest at 8%, remaining principal
         and interest due December 2004                        976,979                   986,457
                                                            ----------                 ---------
                                                             1,801,825                 1,827,942
         Less current portion                                  (28,284)                  (26,117)
                                                            ----------                 ---------
         Long-term debt, net of current portion             $1,773,541                 1,801,825
                                                            ==========                 =========

      The terms of the Vanderford mortgage note payable are being disputed. The original loan, which was made shortly before the bankruptcy filing, called for an interest rate of 15%, with a maturity date of December 1999. The terms of the note were revised by the court to the current terms. The Company and the lender have reached a verbal agreement to modify the terms. The agreement is subject to the approval of the Bankruptcy Court.

      Maturities of long-term debt at May 31, 2000 are as follows:

         Year ended May 31,                                               Amount
         ------------------                                               ------
              2001                                                   $    28,284
              2002                                                        30,632
              2003                                                        33,174
              2004                                                        35,928
              2005                                                       955,310
              Thereafter                                                 718,497
                                                                      ----------
                                                                      $1,801,825
                                                                      ==========

8.   NOTES PAYABLE, OFFICERS AND RELATED PARTY TRANSACTIONS

     On May 31, 2000, notes payable, officers included two $25,000 notes, with an interest rate of 12% that are due and payable on or before May 1, 2001. One of the Company's officers also paid a $50,000 administrative claim directly for the Company. The Company is obligated to repay the officer under the terms of a 12% promissory note that required payments of $5,000 per month beginning January 2000. The Company has not complied with the repayment terms of this agreement. At May 31, 1999, the outstanding balance was $70,000, plus accrued interest of $1,696 at a rate of 18%. Advances totaled $50,000 and $90,000 during the years ended May 31, 2000 and 1999, respectively. Repayments were $20,000 in both years. Interest on the notes totaled $9,876 in 2000 and $1,253 in 1999.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


8.   NOTES PAYABLE, OFFICERS AND RELATED PARTY TRANSACTIONS, CONTINUED

     During the years ended May 31, 2000 and 1999, the Company paid a director consulting fees of $82,115 and $72,750.

9.   BANKRUPTCY CLAIMS

     The Company filed for bankruptcy on December 11, 1996 and is currently operating as a reorganized debtor under a Joint Plan of Reorganization confirmed by the United States Bankruptcy Court for the District of Arizona on November 19, 1997.

     Subsequent to the Company's filing in December 1996 and prior to the reorganization in December 1997, the Company was operated by a court-appointed trustee. During that time, the trustee liquidated various assets of the Company other than certain real estate holdings in Phoenix, Arizona and certain investments in marketable securities. William Taylor and the Trustee filed a Joint Plan of Reorganization in November 1997, which was approved in December 1997. Some of the key provisions of the Plan are:

     - The Plan classifies various secured, unsecured and non-priority unsecured claims. The Plan also classifies post petition administrative claims. As confirmed, the Plan called for the reorganized debtor to make distributions to unsecured creditors within one year of the Plan's effective date, December 20, 1998. Once distributions were made to unsecured creditors, the Plan would be substantially consummated within the meaning of the Bankruptcy Code.

     -   Preferred shareholders received common stock of the Company.

     - Approved common shareholders will retain their interest in the Company. The interest of shareholders with 10,000 shares or less (as listed on the records of American Stock Transfer only) shall be allowed, unless an objection was filed and upheld. Claims for greater than 10,000 shares required the shareholder to file a proof of interest or their interest would be reduced to 10,000 shares.

     - William Taylor is to receive 40% of the Company's outstanding stock, upon payment of all unsecured claims. Prior to payment, Taylor's stock is to be held in escrow. Taylor's interest is based upon his claim of $990,134 for consulting fees and other costs.

     - The Company's wholly-owned subsidiaries, 88 Redevelopment and 4808 Corporation, were merged into Princeton American Corporation.

     The Plan was subsequently modified in January 1999 to extend certain deadlines of the Plan, including the deadline for making distributions to unsecured creditors. These deadlines were extended to 180 days following the entry of a final, non-appealable order resolving the claim of Harry and Irene Weiss (Note 10).

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


9.   BANKRUPTCY CLAIMS, CONTINUED

     The deadline for filing proof of ownership interest was also extended several times in an effort to give stockholders ample opportunity to file their proofs of interest. The Company and the Court have compiled a final listing of valid proofs of interest and the Company is currently seeking approval to cancel all existing outstanding shares and to reissue new certificates to stockholders, whose interests were verified in this process. Currently there are approximately 15,000,000 shares of common stock (including Taylor's 40% interest), which were established by this process. The Court disallowed approximately 12,000,000 shares in this process primarily because the stockholders, including many of those held by brokers, failed to file proofs of interest. Upon completion of this process, stockholders' equity was restated effective to the year ended May 31, 1997 to reflect total capitalization of $2,475,350. Capitalization was computed based upon Taylor's ownership interest of 40% of all common stock in settlement of his claim for $990,134.

     During the year ended May 31, 2000 a settlement was reached with Hyman
         Center, the Company's former president, for a claim related to compensation due for services rendered prior to the bankruptcy. The settlement called for a cash payment of $4,300 and an unsecured claim of $100,000. The claim is to bear interest from January 1, 2000 until paid in full. A gain of $58,225 has been recorded from this settlement.

     The Company has accrued interest at 8% on all unpaid bankruptcy claims since December 1997, with the exception of the Center claim.

     Upon resolution of the Weiss claim, management intends to explore the possibility of refinancing the buildings or the viability of merger candidates.

10.  LITIGATION AND LIABILITIES IN DISPUTE

     The Company is involved in litigation, arising from actions of the Company prior to the bankruptcy filing.

     In September 1993, the Company acquired residential real estate from Harry
         & Irene Weiss in exchange for 600,000 shares of the Company's restricted common stock, with an agreed upon value of $1.00 per share. As part of the agreement, the Company agreed that it would not sell or offer its stock for two years at a price less than $1.00 per share. However, the Company subsequently violated that agreement.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


10.  LITIGATION AND LIABILITIES IN DISPUTE, CONTINUED

     Weiss filed a proof of claim with the Bankruptcy Court for an unsecured, pre-petition claim of $812,707. The Company objected to both the priority and amount of the claim. The Bankruptcy Court initially upheld the Company's objection and found that the Weiss claim was subordinated to the level of a shareholder claim, rather than an unsecured claim. The Court determined the amount of the claim to be $619,603. The District Court subsequently reversed the Bankruptcy Court and found that the Weiss's were entitled to assert an unsecured non-priority claim in the same amount. The Company has appealed this decision.

     The Weiss's also applied for an award of attorney's fees, which was denied.
         They also have sought to convert the bankruptcy proceedings to Chapter 7, which would require liquidation of the Company's assets. The Bankruptcy Court denied their motion. The Weiss's have appealed both decisions.

     Onset Investments has filed two proofs of claim, totaling $200,713 for damages resulting from securities transactions prior to the bankruptcy filing. The Company has objected to the validity, priority and amount of these claims and intends to defend these claims vigorously. To date, the Company and Onset have been unable to settle the dispute and therefore the claim is currently unresolved and scheduled for a hearing.

     Legal counsel is unable to determine the outcome and amount of potential loss from these claims. However, the Company has recorded a liability for the amount of the Weiss claim currently approved by the Court.

     During the year ended May 31, 2000, the Company reached a settlement with a former officer and director, which required him to pay the Company $125,000 in exchange for certain promissory notes, assets received upon his termination from the Company and other claims filed by the Company.

     The terms of the mortgage note described in Note 7 are also being contested.

11.  ACCRUED REAL ESTATE TAXES

     The Company was delinquent on its real estate tax obligations during the years ended May 31, 2000 and 1999, which resulted in tax liens being placed on both its commercial properties. The 4808 building was brought current by May 31, 2000. Interest incurred on real estate tax obligations was approximately $30,000 in 2000 and $7,000 in 1999.

12.  LEASE COMMITMENTS

     The Company leases office space in its commercial buildings located at 2222
         E Camelback and 4808 North 22nd Street in Phoenix, Arizona. Future minimum lease payments required under these leases are as follows:

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


12.  LEASE COMMITMENTS, CONTINUED

     Year ended May 31,                                                   Amount
     -----------------                                                    ------
           2001                                                   $      476,617
           2002                                                          219,680
           2003                                                           78,315
           2004                                                           11,798
                                                                     -----------
                                                                  $      786,410
                                                                     ===========

     Effective April 30, 2000, the Company and a former tenant entered into a Lease Termination and Release Agreement, whereby the Company is required to pay the tenant $50,000 in five equal monthly payments beginning July 1, 2000. The Company signed a five-year lease agreement for the space in June 2000, which requires annual payments that range from approximately $184,000 to $210,000 over the term of the lease. This lease is not included in the above schedule.

     The office building located at 2222 E. Camelback Road is subject to two ground leases. The first lease was entered into on November 1, 1974. The second lease was entered into on August 1, 1977. Both leases are net leases, with terms of 99 years. On the 15th anniversary and for each succeeding ten-year term, the rent is to be adjusted to an annual rate equal to 8% of the fair market value of the leased premises, excluding improvements. The rate on the first lease was adjusted on November 1, 1999 to a monthly rate of $4,933. The second lease was adjusted to a monthly rate of $3,100 on the 15th anniversary of the lease and will be adjusted in 2002. Rent expense on these two leases for the years ended May 31, 2000 and 1999 was $95,444 and $90,744, respectively.

     The office building located at 4808 N. 22nd Street is subject to a ground lease, the term of which extends through July 31, 2031. The lease is a net lease. The rental rate as of May 31, 2000 was $2,311 and is subject to an annual adjustment based on the Consumer Price Index. Rent expense on this lease for the years ended May 31, 2000 and 1999 was $27,644 and $27,094, respectively.

     The Company has a limited number of tenants in both buildings. As such, the loss of certain tenants could adversely impact the Company.

     The Company's future minimum lease obligations on the ground leases for the next five years are approximately $124,000 per year, based upon the current valuation.

13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about
         Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

     Since the fair value is estimated as of May 31, 2000, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

     The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. The recorded amount of the investment in marketable securities approximates market based upon quoted market values. The rate specified in the mortgage note receivable approximates current market rates. The investment in the commission contract has been discounted to its estimated present value using market rates of interest. Accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The recorded balance of notes payable and bankruptcy claims are assumed to be the fair value, since the rates specified approximate current market rates.

14. INCOME TAXES

     The components of net deferred tax assets at May 31, 2000 and 1999, assuming an effective tax rate of 40%, are as follows:

                                                                         2000                       1999
                                                                         ----                       ----
         Net operating loss carryforward                          $    5,730,000                 5,780,000
         Appreciation of marketable securities                           150,000                   180,000
         Difference in basis of property & equipment                    (170,000)                 (160,000)
         Accrued real estate taxes                                        90,000                    60,000
         Less valuation allowance                                     (5,800,000)               (5,860,000)
                                                                      ----------                 ---------
         Net deferred tax assets                                  $            -                         -
                                                                     ===========                 =========

     The expected tax benefit from the net loss before income taxes was offset by a valuation allowance, since the Company has not yet developed a history of profitable operations. During the periods ended May 31, 2000, the valuation allowance decreased by approximately $60,000. For 1999, it increased by approximately $60,000.

     At May 31, 2000, the Company has approximately $14,000,000 in unused federal net operating loss carryforwards, which expire from 2001 through 2020. The state net operating loss carryforwards, which approximate $8,000,000 expire from 2001 through 2005

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


14. INCOME TAXES, CONTINUED

     Due to significant changes in ownership in prior years and changes in the Company's operations, the amount of operating losses available to offset future income taxes may be significantly limited. The Company has not yet completed an evaluation of the amount of losses that are available for utilization by the Company or a prospective merger candidate.

                                 EXHIBIT INDEX

Exhibit
Number     Exhibit Name                                 Method of Filing
2.1        Plan of Reorganization                       (i)
3.1        Articles of Incorporation, as amended        filed with this Report
3.2        By-Laws, as amended                          filed with this Report
27.1       Financial Data Schedule                      filed with this Report

(i) Incorporated by reference to Exhibit 1 of Current Report on Form 8-K (file no.00005141) filed on January 5, 1998.