Form 10QSB
period 2000-08-31
PRINCETON AMERICAN CORP
filed 2000-10-16
CIK 80324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.

                           Commission file No. 0-5141

                         Princeton American Corporation
        (Exact name of small business issuer as specified in its Charter)

                  Nevada                                       22-1848644
         (state or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                  Identification Number)

             2222 East Camelback Road, Suite 105, Phoenix, AZ 85016 (Address of Principal Executive Offices, including Zip Code)

         Issuer's telephone number, including area code: (602) 522-2444

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]  No [ ]

         14,148,047 shares of Common Stock, par value $.001 per share, were outstanding at August, 31, 2000

         Transitional Small Business Disclosure Format (Check One) : Yes [ ] No [X]

                         PRINCETON AMERICAN CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I     Financial Information                                             Page
      Item 1 -  Financial statements (unaudited)

                Balance Sheet  -  August 31, 2000                              3

                Statements of Operations and Comprehensive Loss  -
                Three Months ended August 31, 2000 and 1999                    5


                Statements of Cash Flows  -  Three Months ended                6
                August 31, 2000 and 1999.


                Notes to Financial Statements
           7

      Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                           8

PART II         Other Information

      Item 6    Exhibits and Reports on Form 8-K.                             10

Signatures

                         PRINCETON AMERICAN CORPORATION
                        Unaudited Condensed Balance Sheet
                                August 31, 2000

                                     ASSETS


Current assets:
     Cash and cash equivalents                                        $   24,161
     Notes receivable, current portion                                     1,047
     Investments in marketable securities                                 83,289
     Prepaid expenses                                                     37,722
                                                                      ----------
         Total current assets                                            146,219
                                                                      ----------

Notes receivable, net of current portion                                  16,950

Investment in commission contract                                        203,672

Property and equipment, net                                            1,252,020
                                                                      ----------


                                                                      $1,618,861
                                                                      ==========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                        Unaudited Condensed Balance Sheet
                                August 31, 2000


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
     Notes payable - current portion                                    $    28,854
     Notes payable, officers                                                130,000
     Accounts payable                                                       158,277
     Bankruptcy claims                                                      679,289
     Liabilities in dispute                                                 619,603
     Accrued interest                                                       136,391
     Accrued real estate taxes                                              213,872
     Payroll and sales taxes payable                                         14,839
     Advance rental income and tenant security deposits                      24,171
                                                                        -----------
         Total current liabilities                                        2,005,296

Tenant security deposits - long term                                         42,872
Mortgage notes payable                                                    1,766,110
                                                                        -----------
                                                                          3,814,278
                                                                        -----------


Stockholders' deficit:
     Common stock
         approximately 15,000,000 shares issued and outstanding              15,000
     Additional paid-in-capital                                           2,460,350
     Accumulated deficit                                                 (4,271,600)
                                                                        -----------
                                                                         (1,796,250)

     Net unrealized loss on marketable securities                          (399,167)
                                                                        -----------

         Total stockholders' deficit                                     (2,195,417)
                                                                        -----------

         Total liabilities and stockholders' deficit                      1,618,861
                                                                        ===========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
       Unaudited Condensed Statements of Operations and Comprehensive Loss
               For the Three Months Ended August 31, 2000 and 1999

                                                              2000               1999
                                                            ---------          --------
Revenues
     Rental income                                          $ 224,478           224,564
     Parking and other                                         77,245             2,640
                                                            ---------          --------
                                                              301,723           227,204
                                                            ---------          --------

Costs and expenses
     Building operating costs                                  88,512            88,968
     Professional fees                                         60,278            31,709
     Payroll and payroll taxes                                 35,073            33,974
     Ground lease                                              31,035            29,478
     Depreciation                                              32,588            32,588
     Consulting                                                17,550            20,000
     Other                                                     11,461             8,888
                                                            ---------          --------
         Total costs and expenses                             276,497           245,605
                                                            ---------          --------

Income (loss) from operations                                  25,226           (18,401)
                                                            ---------          --------

Other income (expense)
     Interest and dividend income                               4,949             5,590
     Interest expense                                         (54,761)          (49,569)
     Other                                                     (3,294)           (2,392)
                                                            ---------          --------
                                                              (53,106)          (46,371)
                                                            ---------          --------

Net loss before income tax                                    (27,880)          (64,772)

Income taxes                                                       --                50
                                                            ---------          --------

Net loss                                                    $ (27,880)          (64,822)
                                                            =========          ========

Net loss per common share, basic and diluted                $   (0.00)            (0.00)
                                                            =========          ========


Net loss                                                    $ (27,880)          (64,822)

Net unrealized gain (loss) on marketable securities           (23,976)             (550)
                                                            ---------          --------

Comprehensive loss                                          $ (51,856)          (65,372)
                                                            =========          ========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                  Unaudited Condensed Statements of Cash Flows
               For the Three Months Ended August 31, 2000 and 1999

                                                                               2000              1999
                                                                              --------          -------
Cash flows from operating activities:
     Net loss                                                                 $(27,880)         (64,822)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
         Depreciation                                                           32,588           32,588
         Interest income on investment contract                                 (4,604)          (4,525)
         Decrease in receivables                                                    --              198
         Decrease (increase) in prepaid expenses                               (17,555)           5,350
         Increase (decrease) in accounts payable and accrued expenses          (10,026)          43,845
         Increase in accrued interest                                           14,228           13,627
         Increase (decrease) in rent deposits                                    9,654          (23,588)
                                                                              --------          -------
             Net cash provided by (used in) operating activities                (3,595)           2,673
                                                                              --------          -------

Cash flows from investing activities:
     Payments on notes receivable                                                  152              475
     Purchase of property and equipment                                           (873)              --
     Payments on investment contract                                             3,688            3,563
                                                                              --------          -------
         Net cash provided by investing activities                               2,967            4,038
                                                                              --------          -------


Cash flows from financing activities:
     Refund of deposit                                                              --            9,930
     Proceeds from loan from officers                                           30,000               --
     Payments on mortgage notes payable                                         (6,861)          (6,336)
                                                                              --------          -------
         Net cash provided by financing activities                              23,139            3,594
                                                                              --------          -------

Net increase in cash and cash equivalents                                       22,511           10,305

Cash and cash equivalents, beginning of year                                     1,650            5,820
                                                                              --------          -------

Cash and cash equivalents, end of period                                      $ 24,161           16,125
                                                                              ========          =======


Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest                                      $ 40,533           35,942
                                                                              ========          =======
Cash paid during the period for income taxes                                  $     --               50
                                                                              ========          =======


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999


1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K-SB for the fiscal year ended May 31, 2000.

2.   CANCELLATION OF OUTSTANDING SHARES AND ISSUANCE OF NEW SHARES

     On September 15, 2000, the Bankruptcy Court ordered Princeton American and its transfer agent, American Stock Transfer & Trust ("AST") to cancel all outstanding Princeton American share certificates and issue new share certificates reflecting the allowed interest of shareholders under the Plan of Reorganization for Princeton American and the Court's prior orders. The Court further ordered that Princeton American and AST are not subject to any claim based upon the cancellation of outstanding share certificates and the issuance of new certificates in accordance with the Court's orders. The final order became final and non-appealable on September 29, 2000.

     Princeton American is in the process of implementing the Court's order, and new share certificates will be issued for the allowed interests as soon as reasonably practicable. In connection with the issuance of new certificates, Princeton American has also initiated a process to change its trading symbol. Effective as of October 9, 2000, the trading symbol, PELT, has been officially cancelled, and no further trades will be made under that symbol. After new certificates have been issued to a majority of those shareholders possessing an allowed interest, a new trading symbol will be issued to Princeton American.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     - an inability of the Company to regain listed or trading status on the Over-the-Counter Bulletin Board, NASDAQ, the American Stock Exchange, or some other recognized market or exchange;

     - certain operations of the Company, including the formation of alliances with other entities, will remain under the jurisdiction of and be subject to the confirmation and approval of the U.S. Bankruptcy Court. The decisions of the Bankruptcy Court, with respect to Company operations retained under its jurisdiction, could affect the business of the Company;

     - the inability of the Company to secure renewals of existing leases at commercially reasonable rates or to promptly replace tenants following the expiration of existing leases;

     -    the effect of changing economic conditions; and

     - other risks which may be described in our future filings with Securities and Exchange Commission. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.


RESULTS OF OPERATIONS:

Since the filing of the 10KSB on August 29, 2000, Management has focused on:

- Settlement negotiations with Harry and Irene Weiss with respect to their claim which is currently the subject of several appeals by both parties in the Federal District Court of Arizona and the 9th Circuit Court of Appeals. A tentative agreement has been reached to submit the dispute to mediation before a Bankruptcy Court Judge in Phoenix, hopefully in the next fiscal quarter. There is no assurance that the mediation process, if undertaken, will be successful.

- Leasing the vacant space at 4808 North 22nd Street, Phoenix. A "Preliminary Agreement" to lease the second floor of the office building has been entered into with Alliance Investors, LLC, a residential development company. Alliance has 420 employees (with 44 in the Phoenix office) and over a billion dollars of real estate under management. The lease is for five years at an average annual rate of $20.44 per square foot for a total of $ 1,046,960 in revenues to Princeton over the term of the lease. Occupancy is scheduled for January 1, 2000. When this tenant completes its move in, the building will be fully leased with projected revenues of $390,312 annually. Alliance is a former affiliate of BRE which occupies 10,889 square feet of office space on the second floor of the Company's 2222 East Camelback office building. The extension of BRE's original lease expires on August 31, 2000. Alliance will continue to occupy two of the three suites at the Camelback address formerly leased to BRE until it moves into its new quarters at 4808 North 22nd Street. Princeton is required under the terms of the lease to provide $70,000 of tenant improvements in the form of reduced rent over a period of ten months commencing February 1, 2001.

- Implementing the adjustments of outstanding shares and shareholders. On July 31, 2000, Princeton filed its Motion For Order (1) Approving Cancellation Of Outstanding Share Certificates and Issuance Of New Certificates, and (2) Barring Claims. The order sought to implement the February 3 and May 10, 2000 orders establishing the Company's shareholder base. After the hearing on September 7, 2000, the Bankruptcy Court, on September 15, issued its Order granting the Motion in its entirety. A copy of the Order is contained in the Form 8-K set forth in Item 6 hereof, which shall be deemed fully incorporated herein by reference.

         Pursuant to the Order, American Stock Transfer & Trust has been directed to cancel all outstanding shares of the Company. As of October 9, 2000, Princeton's trading symbol "PELT" has been officially cancelled and no further trades will be made under that symbol. As soon as practicable, new certificates will be issued by American Stock Transfer to those shareholders possessing an allowed interest and a new trading symbol will be issued to Princeton American Corporation. Once this process is completed Princeton will have approximately 15,000,000 shares issued and outstanding. The Company has applied to the NASD for registration of the Company's shares for trading on the Over the Counter Bulletin Board Market (OTCBB).

         THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1999

         We believe that our cash position of $ 24,161 as of August 31, 2000, coupled with the increased revenues resulting from the lease-up of 4808 North 22nd Street, will be sufficient to continue operations for the next twelve months under bankruptcy court supervision.

         During the current quarter the Company received $75,000 from Southwest Commercial Lending (the new bank tenant at 2222 East Camelback Road) as reimbursement for the cancellation fee of $50,000 paid by Princeton to the former tenant to acquire the balance of its lease.

         The company is required to pay all unsecured and administrative claims (aggregating $679,289, but not including the Weiss claim) in order to emerge from bankruptcy proceedings. In order to raise the capital necessary to accomplish this, we plan to either: (1) Sell 4808 North 22nd Street or (2) refinance the two office buildings. Either of these alternatives (or a combination thereof) should produce sufficient funds to discharge these obligations. Efforts have been made (and are ongoing) to sell the 4808 building. We have had a tentative commitment from a lender to refinance both buildings, pending resolution of outstanding bankruptcy issues.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings.

     There have been no material changes or events in the legal proceeding since May 31, 2000, except as disclosed in the Company's Form 8-K filed on or about October 10, 2000, relating to the cancellation of existing certificates and the issuance of new certificates for those shareholders with claims approved or accepted by the Bankruptcy Court.

Item 2 -- Changes in Securities and Use of Proceeds

     (a) Pursuant to the U.S. Bankruptcy Court order disclosed on the Company's Form 8-K filed on or before October 10, 2000, all share certificates of the Company were cancelled. The Company is in the process of issuing new stock certificates for those shareholders with claims approved or accepted by the Bankruptcy Court.

Item 6 -- Exhibits and Reports on Form 8-K

     (a) None for 1st Quarter, FYE 5/31/2001

                                       5

     (b) Reports on Form 8-K

     Form 8-K filed by the Company on or about October 10, 2000 disclosing the Bankruptcy Court order canceling the outstanding share certificates of the Company, authorizing the issuance of new certificates to those shareholders with claims approved and accepted by the Bankruptcy Court, and other matters.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 16, 2000

                                                PRINCETON AMERICAN CORPORATION




                                                /s/ William C. Taylor
                                                    ----------------------------
                                                    William C. Taylor
                                                    President



                                                /s/ Roderick W. McKinnon
                                                    ----------------------------
                                                    Roderick W. McKinnon
                                                    Corporate Secretary

                                Index to Exhibits

Exhibit 27