Form 10QSB
period 2000-11-30
PRINCETON AMERICAN CORP
filed 2001-01-17
CIK 80324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         14,148,047 shares of Common Stock, par value $.001 per share, were outstanding at November 30, 2000

         Transitional Small Business Disclosure Format (Check One):
         Yes [ ] No [X]

                         PRINCETON AMERICAN CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I     Financial Information                                                               Page

      Item 1 -  Financial statements (unaudited)

                Balance Sheet  -  November 30, 2000                                             1

                Statements of Operations and Comprehensive Loss - Three Months
                ended November 30, 2000 and 1999                                                3


                Statements of Cash Flows - Three Months ended November 30, 2000
                and 1999.                                                                       4


                Notes to Financial Statements                                                   5

      Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                                            6

PART II         Other Information - None                                                        8

      Signatures                                                                                9

                         PRINCETON AMERICAN CORPORATION
                        Unaudited Condensed Balance Sheet
                               November 30, 2000

                                     ASSETS


Current assets:
    Cash and cash equivalents                                         $    8,238
    Investments in marketable securities                                  73,687
    Prepaid expenses                                                      62,171
                                                                      ----------
      Total current assets                                               144,096
                                                                      ----------

Investment in commission contract                                        204,484

Property and equipment, net                                            1,219,432
                                                                      ----------


                                                                      $1,568,012
                                                                      ==========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                        Unaudited Condensed Balance Sheet
                               November 30, 2000


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable - current portion                                 $    29,364
    Notes payable, officers                                             130,000
    Accounts payable                                                    207,307
    Bankruptcy claims                                                   679,289
    Liabilities in dispute                                              619,603
    Accrued interest                                                    151,519
    Accrued real estate taxes                                           246,206
    Payroll and sales taxes payable                                      12,670
    Advance rental income and tenant security deposits                   40,531
                                                                    -----------
      Total current liabilities                                       2,116,489

Tenant security deposits - long term                                     26,512
Mortgage notes payable                                                1,758,600
                                                                    -----------
                                                                      3,901,601
                                                                    -----------


Stockholders' deficit:
    Common stock                                                         15,000
      approximately 15,000,000 shares issued and outstanding
    Additional paid-in-capital                                        2,460,350
    Accumulated deficit                                              (4,400,170)
                                                                    -----------
                                                                     (1,924,820)

    Net unrealized loss on marketable securities                       (408,769)
                                                                    -----------

      Total stockholders' deficit                                    (2,333,589)
                                                                    -----------

      Total liabilities and stockholders' deficit                     1,568,012
                                                                    ===========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
       Unaudited Condensed Statements of Operations and Comprehensive Loss
      For the Three Months and Six Months Ended November 30, 2000 and 1999


                                                              Three Months     Three Months      Six Months          Six Months
                                                                Ended             Ended             Ended              Ended
                                                              November 30,      November 30,      November 30,       November 30,
                                                                 2000              1999              2000               1999
                                                                 ----              ----              ----               ----
Revenues
    Rental income                                             $ 182,975           188,878          $ 407,453           413,441
    Parking and other                                             2,765            (1,047)            80,010             1,594
                                                              ---------          --------          ---------          --------
                                                                185,740           187,831            487,463           415,035
                                                              ---------          --------          ---------          --------

Costs and expenses
    Building operating costs                                     87,026            92,664            175,538           181,632
    Professional fees                                            55,596            32,303            115,874            64,012
    Payroll and payroll taxes                                    34,684            33,278             69,757            67,252
    Ground lease                                                 31,451            29,669             62,486            59,147
    Depreciation                                                 32,588            32,358             65,176            64,946
    Consulting                                                    5,650            21,150             23,200            41,150
    Other                                                        11,869            12,124             23,330            21,913
                                                              ---------          --------          ---------          --------
      Total costs and expenses                                  258,864           253,546            535,361           500,052
                                                              ---------          --------          ---------          --------

Income (loss) from operations                                   (73,124)          (65,715)           (47,898)          (85,017)
                                                              ---------          --------          ---------          --------

Other income (expense)
    Interest and dividend income                                  4,848             6,030              9,797            11,620
    Interest expense                                            (56,214)          (59,824)          (110,975)         (109,394)
    Other                                                        (4,080)          131,981             (7,374)          130,490
                                                              ---------          --------          ---------          --------
                                                                (55,446)           78,187           (108,552)           32,716
                                                              ---------          --------          ---------          --------

Net income (loss) before income tax                            (128,570)           12,472           (156,450)          (52,301)

Income taxes                                                         --                --                 --                50
                                                              ---------          --------          ---------          --------

Net income (loss)                                             $(128,570)           12,472           (156,450)          (52,351)
                                                              =========          ========          =========          ========

Net income (loss) per common share, basic and diluted         $   (0.01)             0.00              (0.01)            (0.00)
                                                              =========          ========          =========          ========


Net income (loss)                                             $(128,570)           12,472           (156,450)          (52,351)

Net unrealized gain (loss) on marketable securities              (9,602)           (4,681)           (33,578)           (5,231)
                                                              ---------          --------          ---------          --------

Comprehensive income (loss)                                   $(138,172)            7,791           (190,028)          (57,582)
                                                              =========          ========          =========          ========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                  Unaudited Condensed Statements of Cash Flows
               For the Six Months Ended November 30, 2000 and 1999

                                                                         2000             1999
                                                                         ----             ----
Cash flows from operating activities:
     Net loss                                                          $(156,450)       (52,351)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
         Depreciation                                                     65,176         64,946
         Interest income on investment contract                           (9,103)        (8,945)
         Gain on sale of real estate                                          --         (8,481)
         Decrease in receivables                                              --            443
         Decrease (increase) in prepaid expenses                         (42,004)        10,654
         Increase in accounts payable and accrued expenses                69,169         91,259
         Increase in accrued interest                                     29,356         22,456
         Increase (decrease) in rent deposits                              9,654        (47,520)
                                                                       ---------        -------
             Net cash provided by (used in) operating activities         (34,202)        72,461
                                                                       ---------        -------

Cash flows from investing activities:
     Payments on notes receivable                                         18,149            962
     Purchase of property and equipment                                     (873)       (27,020)
     Payments on investment contract                                       7,375          7,125
                                                                       ---------        -------
         Net cash provided by investing activities                        24,651        (18,933)
                                                                       ---------        -------


Cash flows from financing activities:
     Refund of deposit                                                        --          9,930
     Proceeds from sale of real estate                                        --         20,981
     Proceeds from (payments on) loan from officers                       30,000        (20,000)
     Payments on mortgage notes payable                                  (13,861)       (12,799)
                                                                       ---------        -------
         Net cash provided by (used in) financing activities              16,139         (1,888)
                                                                       ---------        -------

Net increase in cash and cash equivalents                                  6,588         51,640

Cash and cash equivalents, beginning of year                               1,650          5,820
                                                                       ---------        -------

Cash and cash equivalents, end of period                               $   8,238         57,460
                                                                       =========        =======


Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest                               $  81,619         86,938
                                                                       =========        =======
Cash paid during the period for income taxes                           $      --             50
                                                                       =========        =======

                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2000 AND 1999


1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended November 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

RESULTS OF OPERATIONS:

Since the filing of the 10QSB for the first quarter ended August 31, 2000, Management has focused on:

- Continuing settlement negotiations with Harry and Irene Weiss with respect to their claim which is currently the subject of several appeals by both parties in the Federal District Court of Arizona and the 9th Circuit Court of Appeals. On December 11, 2000, pursuant to stipulated agreement of the parties, Federal District Judge Paul G. Rosenblatt remanded the Weiss issues before his court for a settlement mediation before Bankruptcy Court Judge Charles G. Case II. The mediation proceedings are set before Judge Case on January 19, 2001. There is no assurance that the mediation process will be successful.

- Leasing of suite 200 at 4908 North 22nd Street, Phoenix, Arizona. A lease of the second floor (10,000 square feet) of this office building was entered into with Alliance Investors, LLC, a residential development company on December 5, 2000. Alliance has 420 employees (with 44 in the Phoenix office) and over a billion dollars of real estate under management. The lease is for five years at an average annual rate of $20.44 per square foot for a total of $ 1,046,960 in revenues to Princeton over the term of the lease. Occupancy is scheduled for February 1, 2001. When this tenant completes its move in, the building will be fully leased with projected revenues of $390,312 annually. Alliance will continue to occupy suites 210 and 250 at the Camelback address formerly leased to BRE (Alliance's predecessor) until it moves into its new quarters at 4808 North 22nd Street. Princeton is required under the terms of the lease to provide $70,000 of tenant improvements in the form of reduced rent over a period of ten months commencing May 1, 2001.

-        Leasing of vacant spaces at 2222 East Camelback Road, Phoenix, Arizona.
         With the pending move of Alliance Investors, LLC to the 4808 North 22nd Street facility, Princeton has been marketing suites 200, 210 and 250. The Company has presented a draft for the lease of suites 200 and 210 to United Title Company. Upon execution of the lease, United Title will occupy these spaces effective February 1, 2001. The lease is for five years at an average annual rate of $ 23.00 per square foot for a total of $ 607,430 in revenues to the Company over the term of the lease. Princeton is required under the terms of the lease to provide approximately $12,000 in tenant improvements in the form of reduced rent during a portion of the first year of the lease.

         Suite 250 has been offered to Nationwide Vision Centers. Negotiations are ongoing at this time and are based upon terms similar to the United Title lease. It is expected that a lease with this clinic will be concluded in time for the tenant to occupy this space during the second or third month of this calendar year.


- Implementing the adjustments of outstanding shares and shareholders. On September 15, 2000, The Bankruptcy Court entered its Order: (1) Approving Cancellation Of Outstanding

         Share Certificates and Issuance Of New Certificates, and (2) Barring Claims. A copy of the Order is contained in the Form 8-K set forth in
         Item 6 hereof.

         Pursuant to the Order, American Stock Transfer & Trust has been directed to cancel all outstanding shares of the Company. As of October 9, 2000, Princeton's trading symbol "PELT" has been officially cancelled and no further trades will be made under that symbol. On October 10, 2000, notice was mailed to those shareholders possessing an allowed interest, requesting that the cancelled share certificates be returned to the Company to be replaced by new certificates as authorized by the Order. Once this process is completed, Princeton will have approximately 15,000,000 shares issued and outstanding. The Company has applied to the NASD for registration of the Company's shares for trading on the Over the Counter Bulletin Board Market (OTCBB). It is anticipated that a new trading symbol will be issued by the NASD if Princeton's application is approved.


         THREE MONTHS ENDED NOVEMBER, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999

         We believe that our cash position of $ 8,238 as of November 30, 2000, coupled with the increased revenues resulting from the lease-up of 4808 North 22nd Street, and the leasing to United Title and Nationwide Vision Centers of the spaces at 2222 East Camelback Road (to be vacated by Alliance Investors, LLC) will be sufficient to continue operations for the next twelve months under bankruptcy court supervision.

         The company is required to pay all unsecured and administrative claims (aggregating $679,289, but not including the Weiss claim) in order to emerge from bankruptcy proceedings. In order to raise the capital necessary to accomplish this, we plan to either: (1) Sell 4808 North 22nd Street or (2) refinance both office buildings. Either of these alternatives (or a combination thereof) should produce sufficient funds to discharge these obligations. Efforts are ongoing to sell the 4808 building. We have had a tentative commitment from a lender to refinance both buildings, pending resolution of outstanding bankruptcy issues.



    PART II     Other Information - None

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2001

                            PRINCETON AMERICAN CORPORATION




                            /s/ William C. Taylor
                           ------------------------------
                               William C. Taylor
                               President



                               /s/ Roderick W. McKinnon

                           ------------------------------
                                   Roderick W. McKinnon
                                   Corporate Secretary