Form 10QSB
period 2001-02-28
PRINCETON AMERICAN CORP
filed 2001-04-23
CIK 80324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2001

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

         14,148,047 shares of Common Stock, par value $.001 per share, were outstanding at February 28, 2001

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

                   Unaudited Condensed Balance Sheet - February 28, 2001
                   Unaudited Condensed Statements of Operations and
                   Comprehensive Income (Loss) - Nine Months and three Months ended February 28, 2001 and February 29, 2000


                   Unaudited Condensed Statements of Cash Flows - Nine Months ended February 28, 2001 and February 29,2000


                   Unaudited Notes to Financial Statements

       Item 2      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

PART II            Other Information

       Item 5      Other information

                   Filing of Audited Balance Sheet for the year ended
                   May 31, 1998

       Item 6      Exhibits and Reports on Form 8-K.



Signatures

                         PRINCETON AMERICAN CORPORATION
                        Unaudited Condensed Balance Sheet
                               February 28, 2001

                                     ASSETS

Current assets:
      Cash and cash equivalents                                $ 6,205
      Accounts receivable                                       21,833
      Investments in marketable securities                      68,401
      Prepaid expenses                                          82,199
                                                           -----------
          Total current assets                                 178,638
                                                           -----------

Investment in commission contract                              205,313

Property and equipment, net                                  1,259,712
                                                           -----------


                                                           $ 1,643,663
                                                           ===========

                         PRINCETON AMERICAN CORPORATION
                        Unaudited Condensed Balance Sheet
                                February 28, 2001



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
      Notes payable - current portion                                           $ 29,955
      Notes payable, officers                                                    130,000
      Accounts payable                                                           231,986
      Bankruptcy claims                                                          679,289
      Liabilities in dispute                                                     619,603
      Accrued interest                                                           166,647
      Accrued real estate taxes                                                  279,644
      Payroll and sales taxes payable                                             14,463
      Deferred rental income                                                      63,473
      Advance rental income and tenant security deposits                          45,209
                                                                              ----------
          Total current liabilities                                            2,260,269

Tenant security deposits - long term                                              48,016
Mortgage notes payable                                                         1,751,739
                                                                              ----------
                                                                               4,060,024
                                                                              ----------


Stockholders' deficit:
      Common stock
          approximately 15,000,000 shares issued and outstanding                  15,000
      Additional paid-in-capital                                               2,460,350
      Accumulated deficit                                                     (4,477,656)
                                                                              -----------
                                                                              (2,002,306)

      Net unrealized loss on marketable securities                              (414,055)
                                                                              -----------

          Total stockholders' deficit                                         (2,416,361)
                                                                              ----------

          Total liabilities and stockholders' deficit                          1,643,663
                                                                              ==========

                           See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
  Unaudited Condensed Statements of Operations and Comprehensive Income (Loss)
        For the Three Months and Nine Months Ended February 28, 2001 and
                                February 29, 2000


                                                    Three Months           Three Months         Nine Months         Nine Months
                                                       Ended                   Ended               Ended                Ended
                                                 February 28, 2001      February 29, 2000    February 28, 2001    February 29, 2000
                                                 -----------------      -----------------    -----------------    -----------------
Revenues
      Rental income                                  $ 198,091              213,091             $ 605,545             626,532
      Parking and other                                  3,545                2,660                83,555               4,253
                                                     ----------             -------             ---------             -------
                                                       201,636              215,751               689,100             630,785
                                                     ----------             -------             ---------             -------

Costs and expenses
      Building operating costs                          76,045               86,740               251,583             268,372
      Professional fees                                 24,982               65,979               140,857             129,991
      Payroll and payroll taxes                         36,051               35,261               105,808             102,514
      Ground lease                                      31,201               29,621                93,688              88,768
      Depreciation                                      34,939               21,050               100,115              85,996
      Consulting                                        17,900               21,950                41,100              63,100
      Other                                             11,029                7,953                34,359              29,865
                                                     ----------             -------             ---------             -------
          Total costs and expenses                     232,147              268,554               767,510             768,606
                                                     ----------             -------             ---------             -------

Loss from operations                                   (30,511)             (52,803)              (78,410)           (137,821)
                                                     ----------             -------             ---------            ---------

Other income (expense)
      Interest and dividend income                       5,101                5,420                14,899              17,040
      Interest expense                                 (52,076)             (56,392)             (163,051)           (165,785)
      Other                                                  -                 (920)               (7,374)            129,570
                                                     ----------             --------             --------            --------
                                                       (46,975)             (51,892)  -          (155,526)            (19,175)
                                                     ----------             --------             --------            ---------

Net loss before income tax                             (77,486)            (104,695)             (233,936)           (156,996)

Income taxes                                                 -                    -                    -                  50
                                                     ----------             --------             --------            ---------

Net loss                                             $ (77,486)            (104,695)             (233,936)           (157,046)
                                                     ==========            =========             ========            =========

Net loss per common share, basic and
diluted                                                $ (0.01)               (0.01)                (0.02)              (0.01)
                                                     ==========            =========             ========            =========


Net loss                                             $ (77,486)            (104,695)             (233,936)           (157,046)

Net unrealized gain (loss) on marketable
securities                                              (5,286)             266,482               (38,864)            261,251
                                                     ----------            ---------              --------           --------

Comprehensive income (loss)                          $ (82,772)             161,787              (272,800)            104,205
                                                     ==========            =========              ========           ========

                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                  Unaudited Condensed Statements of Cash Flows
        For the Nine Months Ended February 28, 2001 and February 29, 2000

                                                                                      2001                     2000
                                                                                      ----                     ----
Cash flows from operating activities:
      Net loss                                                                    $ (233,936)                (157,046)
      Adjustments to reconcile net loss to net
          cash provided by (used in) operating activities:
          Depreciation                                                               100,115                   85,996
          Interest income on investment contract                                     (13,620)                 (13,384)
          Rent abatement                                                              (7,052)
          Gain on sale of real estate                                                      -                   (8,481)
          Decrease (increase) in receivables                                         (21,833)                     448
          Decrease (increase) in prepaid expenses                                    (62,032)                  16,005
          Increase in accounts payable and accrued expenses                          173,563                  177,788
          Increase (decrease) in rent deposits                                        35,836                  (55,076)
                                                                                  -----------                 --------
                Net cash provided by (used in) operating activities                  (28,959)                  46,250
                                                                                  -----------                 --------

Cash flows from investing activities:
      Payments on notes receivable                                                    18,149                   25,081
      Purchase of property and equipment                                              (5,567)                 (27,020)
      Payments on investment contract                                                 11,063                   10,688
                                                                                  -----------                 --------
          Net cash provided by investing activities                                   23,645                    8,749
                                                                                  -----------                 --------


Cash flows from financing activities:
      Refund of deposit                                                                    -                    9,930
      Proceeds from sale of real estate                                                    -                   20,981
      Proceeds from (payments on) loan from officers                                  30,000                  (20,000)
      Payments on mortgage notes payable                                             (20,131)                 (19,392)
                                                                                  -----------                 --------
          Net cash provided by (used in) financing activities                          9,869                   (8,481)
                                                                                  -----------                 --------

Net increase in cash and cash equivalents                                              4,555                   46,518

Cash and cash equivalents, beginning of year                                           1,650                    5,820
                                                                                  -----------                 --------

Cash and cash equivalents, end of period                                             $ 6,205                   52,338
                                                                                  ===========                 ========


Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest                                           $ 105,426                  104,133
                                                                                  ===========                 ========
Cash paid during the period for income taxes                                             $ -                       50
                                                                                  ===========                 ========

Noncash Investment Activities
Assets acquired in return for rent abatement                                        $ 70,525                        -
                                                                                  ===========                 ========

                       See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


1.    BASIS OF PRESENTATION

      The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months and nine months ended February 28, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3.         CHANGES IN LITIGATION AND LIABILITIES IN DISPUTE

      As the result of mediation proceedings on February 9, 2001 the Company and Weiss agreed to settle their dispute for $560,000. The claim must be paid on February 9, 2002 or when the Company sells or refinances the 4808 N. 22nd Street office building. The Weisses' claim will be secured by a third-position deed of trust against the 4808 Property. Interest will accrue at a rate of 10% from February 9, 2001 until payment of the claim. The Company is currently negotiating settlement documents, after which the documents will be submitted to the

3.         CHANGES IN LITIGATION AND LIABILITIES IN DISPUTE, CONTINUED

           Bankruptcy Court for approval. As part of the settlement with the Weisses, the Company will ask the Court to enter an order establishing the amount and priority of the Weisses' claim according to the settlement. The Company will have six months from the date of the order to settle all bankruptcy claims.

      As part of the settlement, the Weisses will renounce and release their shareholder interests in the Company.

4.    SIGNIFICANT CHANGES IN TENANT LEASES

      The Company signed a five-year agreement to lease approximately 10,000 square feet at average annual rates of approximately $20.40 per square foot in the building located at 4808 N. 22nd Street. The Company is required under the terms of the lease to provide approximately $70,000 of tenant improvements in the form of reduced rent over a period of ten months. This tenant formerly occupied approximately 8,600 square feet in the building at 2222 E. Camelback Road.

      The Company also signed two five-year lease agreements of approximately
           5,000 square feet each at average annual rates of approximately $23.00 per square foot. The Company is required under the terms of the leases to provide approximately $12,000 and $37,000 in tenant improvements in the form of reduced rents during a portion of the first year of the leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

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


RESULTS OF OPERATIONS:

Since the filing of the 10QSB for the second quarter ended November 30, 2000, Management has focused on:

+ Continuing settlement negotiations with Harry and Irene Weiss with respect to their claim. On February 9, 2001, the Weisses and the Company concluded a two day settlement conference before the Hon. Charles G. Case of the United States Bankruptcy Court. The conference culminated in an agreement between the parties to settle the various disputes among them, including the Company's objection to the priority and amount of the Weisses' claim. The parties are presently drafting settlement documents and expect to complete this task within the next several weeks. Assuming that these negotiations are successful, the parties will ask the Bankruptcy Court to approve the terms of the settlement and enter an order establishing the amount and priority of the Weisses' claim. This settlement is contingent on Bankruptcy Court Approval.

         Under the agreement, Princeton will recognize that the Weisses have an allowed claim of $560,000 as of February 9, 2001. Interest will accrue on the claim at the rate of 10% per annum from February 9, 2001 until paid. The Company must pay the claim on the earlier of the following events: (1) February 9, 2002; or (2) when the Company sells or refinances its office building at 4808 N. 22nd Street, Phoenix, Arizona (the "4808 Property"). The Weisses' claim will be secured by a third-position deed of trust against the 4808 Property.

         The Weisses will renounce and release their shareholder interest in Princeton American Corp. The parties will provide mutual releases of all claims relating to the Company's bankruptcy case and will dismiss all pending appeals relating to the Weisses' claim and their motion to convert the case from a Chapter 11 to a Chapter 7 proceeding.

         As part of the settlement with the Weisses, the Company will petition the Court for an order establishing the amount and priority of the Weisses' claim according to the settlement. Upon entry of this order and, assuming it is not stayed or appealed, the Company will have six months from entry of the order to pay unsecured creditors pursuant to the Plan as modified.

+ Leasing of suite 200 at 4808 North 22nd Street, Phoenix, Arizona. A lease of the second floor (10,000 square feet) of this office building was entered into with Alliance Investors, LLC, a residential development company on December 5, 2000. Alliance has 420 employees (with 44 in the Phoenix office) and over a billion dollars of real estate under management. The lease is for five years at an average annual rate of $20.44 per square foot for a total of $1,046,960 in revenues to Princeton over the term of the lease. The Company is obligated to provide approximately $70,000 of tenant improvements in the form of reduced rent over a period of ten months commencing May 1, 2001. This office building is now fully occupied.

+        Leasing of vacant spaces at 2222 East Camelback Road, Phoenix, Arizona.
         The Company has executed a lease of suites 200 and 210 to United Title Company. United Title moved into these spaces on February 1, 2001. The lease is for five years at an average annual rate of $23.00 per square foot for a total of $ 607,430 in revenues to the Company over the term of the lease. Princeton is required under the terms of the lease to provide approximately $12,000 in tenant improvements in the form of reduced rent during a portion of the first year of the lease.

         Suite 250 was originally configured to provide 6911 square feet of rentable space. On February 26, 2001, the Company entered into a lease with Nationwide Vision Center for 5084 square feet of this space (including a portion of Company occupied storage space adjoining the suite) for a period of five years commencing on March 15, 2001. With an average annual rate of $23.00 per square foot, the Company will receive $584,660 in revenues over the term of this lease. Princeton American Corp. is required under the terms of the lease to provide $36,700 of tenant improvements in the form of reduced rent over a period of ten months commencing with the third month of the lease.

         The remaining portion of this space (redesignated Suite 260) and Suite 112 (recently vacated by Southwest Bank's move into its new spaces in the building) are currently being marketed.

         With the 4808 building fully occupied and occupancy at the 2222 building at just under 90%, combined scheduled annual revenues from these buildings are approximately $960,000.

+ In anticipation of a settlement of the Weiss claim, the Company has made preliminary inquiries with several financial institutions regarding the refinancing of its two office buildings in order to pay off the Vanderford mortgage loan and to generate sufficient funds to satisfy creditors claims aggregating $679,289 (but not including the Weiss claim), and to establish an operating capital fund. There is no assurance that the Company will be able to raise the necessary funds to accomplish these objectives.

+ Implementing the adjustments of outstanding shares and shareholders. On September 15, 2000, The Bankruptcy Court entered its Order: (1) Approving Cancellation Of Outstanding Share Certificates and Issuance Of New Certificates, and (2) Barring Claims. A copy of the Order is contained in the Form 8-K set forth in Item 6 of the November 30, 2000 Form 10QSB.

         Pursuant to the Order, American Stock Transfer & Trust was directed to cancel all outstanding shares of the Company. As of October 9, 2000, Princeton's trading symbol "PELT" was officially cancelled by NASD. No further trades will be made under that symbol and no shares of stock can be issued until trading is allowed to resume pursuant to the Order. On October 10, 2000, notice was mailed to those shareholders possessing an allowed interest, requesting that the cancelled share certificates be returned to the Company to be replaced by new certificates as authorized by the Order. Once this process is completed, Princeton will have approximately 15,000,000 shares issued and outstanding. The Company has applied to the NASD for registration of the Company's shares for trading on the Over the Counter Bulletin Board Market (OTCBB). It is anticipated that a new trading symbol will be issued by the NASD if Princeton's application is approved.




         THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2000

         We believe that our cash position of $6,205 as of February 28, 2001, coupled with the increased revenues resulting from the lease-up of 4808 North 22nd Street, and the leasing to United Title and Nationwide Vision Centers of the spaces at 2222 East Camelback Road will be sufficient to continue operations for the next twelve months (if necessary) under bankruptcy court supervision.

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


         PART II - OTHER INFORMATION

         Item 5    Other information

                   Filing of Audited Balance Sheet for the year ended
                   May 31, 1998

                   Subsequent to the filing of the Company's Annual Report on Form 10KSB for the years ended May 31, 1999 and 2000 the Commission requested that the Company file its audited balance sheet for the year ended May 31, 1998. Audited Financial Statements for the years ended May 31, 2000, 1999 and as of May 31, 1998 which included that balance sheet are filed herewith as a part of this Report on Form 10QSB.

         Item 6    Exhibits and Reports on Form 8-K

                   NONE

                                   SIGNATURES

                     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2001

                                             PRINCETON AMERICAN CORPORATION




                                             /s/ William C. Taylor
                                             -----------------------------------
                                                  William C. Taylor
                                                   President



                                             /s/ Roderick W. McKinnon III
                                             -----------------------------------
                                                  Roderick W. McKinnon III
                                                  Corporate Secretary

                         PRINCETON AMERICAN CORPORATION

                              FINANCIAL STATEMENTS

                               For the Years Ended
                              May 31, 2000 and 1999
                             And as of May 31, 1998

                          Independent Auditors' Report


The Board of Directors
Princeton American Corporation

We have audited the accompanying balance sheets of Princeton American Corporation as of May 31, 2000, 1999 and 1998, and the related statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years ended May 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton American Corporation as of May 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years ended May 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 9 and 10 to the financial statements, the Company is involved in litigation and is also operating under a Joint Plan of Reorganization following a bankruptcy filing in December 1996, which raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Plan of Reorganization will not be substantially consummated until payment of unsecured creditors. Prior to that time, the Company is under the supervision of the Bankruptcy Court. The Company is involved in litigation, which is being overseen by the Bankruptcy Court. The Bankruptcy Court may exert significant influence over the operations of the Company, which may result in changes to the estimates described in the accompanying financial statements. Please read note 9; it describes certain aspects and uncertainties of the bankruptcy filing.

Evers & Company Ltd.

Phoenix, Arizona
February 28, 2001

                         PRINCETON AMERICAN CORPORATION
                                 Balance Sheets
                           May 31, 2000, 1999 and 1998

                                     ASSETS

                                                             2000                     1999                     1998
                                                             ----                     ----                     ----
Current assets:
      Cash and cash equivalents                             $ 1,650                   5,820                   16,870
      Notes receivable, current portion                         947                   1,970                    1,792
      Accounts receivable - trade                                 -                     448                    2,108
      Investments in marketable securities                  107,265                  27,298                   45,015
      Prepaid expenses                                       20,167                  41,240                   70,056
                                                        ------------              ----------               ----------
          Total current assets                              130,029                  76,776                  135,841
                                                        ------------              ----------               ----------

Notes receivable, net of current portion                     17,202                  41,483                   43,453

Investment in commission contract                           202,756                 199,162                  195,395

Property and equipment, net                               1,283,735               1,344,408                1,482,967

Investment in real estate                                         -                  12,500                   12,500

Deposits                                                          -                   9,930                    9,930
                                                        ------------              ----------               ----------

                                                        $ 1,633,722               1,684,259                1,880,086
                                                        ============              ==========               ==========


                                  See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                                 Balance Sheets
                           May 31, 2000, 1999 and 1998


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                               2000            1999            1998
                                                                               ----            ----            ----
Current liabilities:
      Notes payable - current portion                                       $ 28,284           26,117          24,114
      Notes payable, officers                                                100,000           70,000               -
      Accounts payable                                                       161,152           39,286          26,518
      Bankruptcy claims                                                      679,289          741,813         800,235
      Liabilities in dispute                                                 619,603          619,603         619,603
      Accrued interest                                                       122,163           71,251          21,631
      Accrued real estate taxes                                              222,690          157,956          58,788
      Payroll and sales taxes payable                                         13,172           14,330          48,352
      Advance rental income and tenant security deposits                      30,773           88,933          27,221
                                                                           ---------        ---------       ---------
          Total current liabilities                                        1,977,126        1,829,289       1,626,462

Tenant security deposits - long term                                          26,616           26,908          83,427
Mortgage notes payable                                                     1,773,541        1,801,825       1,827,942
                                                                           ---------        ---------       ---------
                                                                           3,777,283        3,658,022       3,537,831
                                                                           ---------        ---------       ---------

Commitments, contingencies and subsequent events (see notes)

Stockholders' deficit:
      Common stock, par value $.001, 100,000,000 shares authorized
          approximately 15,000,000 shares issued and outstanding              15,000           15,000          15,000
      Additional paid-in-capital                                           2,460,350        2,460,350       2,460,350
      Accumulated deficit                                                 (4,243,720)      (3,996,395)     (3,688,996)
                                                                           ---------        ---------       ---------
                                                                          (1,768,370)      (1,521,045)     (1,213,646)

      Net unrealized loss on marketable securities                          (375,191)        (452,718)       (444,099)
                                                                           ---------        ---------       ---------

          Total stockholders' deficit                                     (2,143,561)      (1,973,763)     (1,657,745)
                                                                           ---------        ---------       ---------

          Total liabilities and stockholders' deficit                    $ 1,633,722        1,684,259       1,880,086
                                                                           =========        =========       =========

                                  See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                            Statements of Cash Flows
                    For the Years Ended May 31, 2000 and 1999

                                                                        2000                    1999
                                                                        ----                    ----

Cash flows from operating activities:
      Net loss                                                         $ (247,325)                (307,399)
      Adjustments to reconcile net loss to net
          cash used in operating activities:
          Depreciation                                                    107,046                  140,184
          Interest income on investment contract                          (17,844)                 (17,517)
          Loss (gain) on investment                                        (2,440)                   9,098
          Gain on sale of real estate                                      (8,481)                       -
          Non-cash gain on settlement of claim                            (62,524)                       -
          Decrease in receivables                                             448                    1,660
          Decrease in prepaid expenses                                     21,073                   28,816
          Increase in accounts payable and accrued expenses               185,442                   17,796
          Increase in accrued interest                                     50,912                   51,316
          Increase (decrease) in rent deposits                            (58,452)                   5,193
                                                                       ----------                 --------
               Net cash used in operating activities                      (32,145)                 (70,853)
                                                                       ----------                 --------

Cash flows from investing activities:
      Payments on notes receivable                                         25,304                    1,792
      Purchase of property and equipment                                  (46,373)                  (1,625)
      Payments on investment contract                                      14,250                   13,750
                                                                       ----------                 --------
          Net cash provided by (used in) investing activities              (6,819)                  13,917
                                                                       ----------                 --------


Cash flows from financing activities:
      Refund of deposit                                                     9,930                        -
      Proceeds from sale of real estate                                    20,981                        -
      Repayment of notes payable to officers                              (20,000)                 (20,000)
      Proceeds from loan from officers                                     50,000                   90,000
      Payments on mortgage notes payable                                  (26,117)                 (24,114)
                                                                       ----------                 --------
          Net cash provided by financing activities                        34,794                   45,886
                                                                       ----------                 --------

Net decrease in cash and cash equivalents                                  (4,170)                 (11,050)

Cash and cash equivalents, beginning of year                                5,820                   16,870
                                                                       ----------                 --------

Cash and cash equivalents, end of year                                    $ 1,650                    5,820
                                                                       ==========                 ========


Supplementary Disclosure of Cash Flow Information
Cash paid during the year for interest                                  $ 176,884                  158,922
                                                                       ==========                 ========
Cash paid during the year for income taxes                                  $ 100                      217
                                                                       ==========                 ========

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
                                      ===========            ===========            ===========             ===========

                See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998

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

         During the years ended May 31, 1998 and 1997, the Company did not have access to adequate records to file audited financial statements, as required by the Securities and Exchange Commission. The Company requested a waiver of its filing requirements for the years ended May 31, 1997 and 1998 and its quarterly filings through February 28, 2000. The Company can not obtain a waiver; however, the Securities and Exchange Commission has indicated that action is unlikely for failure to file missing reports prior to May 31, 2000. However, they have requested that the Company file an audited balance sheet as of May 31, 1998.

         The financial statements of the Company are presented on a historical cost basis. The estimated fair market value of the Company's assets at the time of reorganization exceeded the Company's post-petition liabilities and allowed claims. Consequently assets and liabilities were not restated to fair market value as provided by SOP 90-7.

         At May 31, 2000, the Company had a stockholders' deficit of $2,143,561 and a working capital deficit of $1,847,097. Additionally, the Company has been unable to generate net income from operations since its reorganization. The Company is currently under the jurisdiction of the Bankruptcy Court and is involved in litigation, as described in Notes 9 and 10 to these financial statements. Management's plans with regard to these matters are also discussed in Note 9. These financial statements have been prepared assuming the Company will be able to continue operations and do not include any adjustments that might result from the outcome of these uncertainties.

     b.  ORGANIZATION AND OPERATIONS

         Princeton American Corporation is organized under the laws of the State of Nevada and currently owns two office buildings in Phoenix, Arizona. At the date of its last filing with the Securities and Exchange Commission for the year ended May 31, 1996, the Company was engaged in both the real estate and hair care products industries.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     b.  ORGANIZATION AND OPERATIONS

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

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     h.  INCOME TAXES

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

2.   NOTES RECEIVABLE

         Notes receivable consist of the following at May 31, 2000, 1999 and 1998. No allowance for doubtful accounts is considered necessary.

                                                                 2000             1999             1998
                                                                 ----             ----             ----
         Note receivable, secured by a first deed
              of trust on real property, payable
              in monthly installments of $282
              including interest at 9.5%, paid
              during the year ended May 31, 2000
                                                                 $ -            24,442            25,450

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998

2.   NOTES RECEIVABLE

                                                               2000              1999            1998
                                                               ----              ----            ----
         Note receivable, secured
              by a first deed of trust
              on real property,
              payable in monthly
              installments of $219
              including interest at
              9.5%, remaining
              principal and interest
              due August 2001                                  18,149           19,011           19,795
                                                            ---------           ------           ------


                                                            $  18,149           43,453           45,245
         Less current portion                                    (947)          (1,970)          (1,792)
                                                            ---------           ------           ------

         Notes receivable, net of current portion           $  17,202           41,483           43,453
                                                            =========           ======           ======

3.   INVESTMENTS IN MARKETABLE SECURITIES AVAILABLE FOR SALE

     Marketable securities consist of the following investments in common stock at May 31, 2000, 1999 and 1998:

                                                               2000             1999             1998
                                                               ----             ----             ----
                      Exten Industries                       $ 90,241           13,756           33,016
                      Stratford American                       14,584           13,542            9,895
                      Other securities                          2,440               --            2,104
                                                             --------           ------           ------

                                                             $107,265           27,298           45,015
                                                             ========           ======           ======

         Total net unrealized losses at May 31, 2000, 1999 and 1998 were $375,191, $452,718 and $444,099 respectively. The net unrealized loss decreased by $77,527 during the year ended May 31, 2000 and increased by $8,619 during the year ended May 31, 1999.

         The Company also has an investment in Sgarlato Laboratories, a privately held company, which management estimates has minimal value. As such, the investment has been written down to zero at May 31, 2000, 1999 and 1998.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998

4.   INVESTMENT IN COMMISSION CONTRACT

     In March 1994, the Company acquired the rights to the commission on a ground lease for a mobile home park in Mesa, Arizona. The commission is based upon a fifty-five (55) year ground lease. Annual payments range from $11,750 in 1994 to $27,000 in 2031. For the years ended May 31, 2000, 1999 and 1998, the commission contract was valued at $202,756, $199,162, and $195,395, respectively. The valuation is determined by calculating the net present value of the quarterly payments at an imputed interest rate of twelve percent (12%). The Company recognizes any fluctuation in the market value as interest income or expense in the year of fluctuation.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at May 31, 2000, 1999 and 1998:

                                                              2000             1999              1998
                                                              ----             ----              ----
                Office buildings                           $1,296,786        1,296,786         1,296,786
                Leasehold improvements                        515,686          615,132           615,132
                Office furniture and equipment                  4,139            4,139             2,514
                                                            ---------        ---------         ---------
                                                            1,816,611        1,916,057         1,914,432
                Less:  Accumulated depreciation              (532,876)        (571,649)         (431,465)
                                                            ---------        ---------         ---------
                                                            $1,283,735       1,344,408         1,482,967
                                                            ==========       =========         =========

6.   INVESTMENT IN REAL ESTATE

     At May 31, 1999 and 1998 the Company owned a parcel of undeveloped land with a cost of $12,500. The property was sold during the year ended May 31, 2000 for $20,981 resulting in a gain of $8,481 after selling expenses.

7.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable consist of the following at December 31, 2000, 1999 and 1998:

                                                                 2000             1999             1998
                                                                 ----             ----             ----
         Mortgage note payable, secured by a first
         deed of trust on the building at 4808 N.
         22nd St., payable in monthly installments of
         $6,946 including interest at 8% through
         January 2020                                          $824,846         841,485           856,848

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


7.   MORTGAGE NOTES PAYABLE

                                                                 2000             1999              1998
                                                                 ----             ----              ----
         Mortgage note payable, Vanderford, secured
         by a first deed of trust on the building at
         2222 E. Camelback and a second deed of trust
         on the building at 4808 N. 22nd St., payable
         in monthly installments of $7,338 including
         interest at 8%, remaining principal and
         interest due December 2004                            976,979          986,457           995,208
                                                            ----------        ---------         ---------

                                                             1,801,825        1,827,942         1,852,056
         Less current portion                                  (28,284)         (26,117)          (24,114)
                                                            ----------        ---------         ---------

         Long-term debt, net of current portion             $1,773,541        1,801,825         1,827,942
                                                            ==========        =========         =========

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
                                                                      ----------
                                                                      $1,801,825
                                                                      ==========

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


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

     During the years ended May 31, 2000 and 1999 the Company paid a director consulting fees of $82,115 and $72,750, respectively.

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


9.       BANKRUPTCY CLAIMS, CONTINUED

                         PRINCETON AMERICAN CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          MAY 31, 2000, 1999 AND 1998

     - The Company's wholly owned subsidiaries, 88 Redevelopment and 4808 Corporation, were merged into Princeton American Corporation.

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

     See Note 15 for updated information related to the cancellation and reissuance of stock certificates by the bankruptcy court.

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

10.  LITIGATION AND LIABILITIES IN DISPUTE, CONTINUED

     Weiss filed a proof of claim with the Bankruptcy Court for an unsecured, pre-petition claim of $812,707. The Company objected to both the priority and amount of the claim. The

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998

         Bankruptcy Court initially upheld the Company's objection and found that the Weiss claim was subordinated to the level of a shareholder claim, rather than an unsecured claim. The Court determined the amount of the claim to be $619,603. The District Court subsequently reversed the Bankruptcy Court and found that the Weiss's were entitled to assert an unsecured non-priority claim in the same amount. The Company appealed this decision.

     The Weiss's also applied for an award of attorney's fees, which was denied.
         They also sought to convert the bankruptcy proceedings to Chapter 7, which would require liquidation of the Company's assets. The Bankruptcy Court denied their motion. The Weiss's appealed both decisions.

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

     Legal counsel was unable to determine the outcome and amount of potential loss from these claims. However, the Company has recorded a liability for the amount of the Weiss claim approved by the Court. See Note 15 for updated information related to the Weiss claim.

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

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


12.  LEASE COMMITMENTS, CONTINUED

     Year ended May 31,                                      Amount
     -----------------                                       ------
           2001                                            $ 476,617
           2002                                              219,680
           2003                                               78,315
           2004                                               11,798
                                                            --------
                                                           $ 786,410
                                                           =========

     Effective April 30, 2000, the Company and a former tenant entered into a Lease Termination and Release Agreement, whereby the Company is required to pay the tenant $50,000 in five equal monthly payments beginning July 1, 2000. In connection with the new five-year lease, the tenant paid a $75,000 fee to obtain the right to lease the space. The Company signed a five-year lease agreement for the space in June 2000, which requires annual payments that range from approximately $184,000 to $210,000 over the term of the lease. This lease is not included in the above schedule.

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

     See Note 15 for updated leasing activity.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


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

14. INCOME TAXES

     The components of net deferred tax assets at May 31, 2000, 1999 and 1998, assuming an effective tax rate of 40%, are as follows:

                                                           2000                    1999                    1998
                                                           ----                    ----                    ----
Net operating loss carryforward                        $ 5,730,000               5,780,000               5,730,000
Appreciation of marketable securities                      150,000                 180,000                 170,000
Difference in basis of property & equipment               (170,000)               (160,000)               (120,000)
Accrued real estate taxes                                   90,000                  60,000                  20,000
Less valuation allowance                                (5,800,000)             (5,860,000)             (5,800,000)
                                                       -----------             -----------             -----------

Net deferred tax assets                                $        --                      --                      --
                                                       ===========             ===========             ===========

     The expected tax benefit from the net loss before income taxes was offset by a valuation allowance, since the Company has not yet developed a history of profitable operations. During the year ended May 31, 2000, the valuation allowance decreased by approximately $60,000. For 1999, it increased by approximately $60,000.

14. INCOME TAXES, CONTINUED

                         PRINCETON AMERICAN CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          MAY 31, 2000, 1999 AND 1998

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

15. SUBSEQUENT EVENTS

     Cancellation of outstanding shares and issuance of new shares

     On September 15, 2000, the Bankruptcy Court ordered Princeton American and its transfer agent, American Stock Transfer & Trust ("AST") to cancel all outstanding Princeton American share certificates and issue new share certificates reflecting the allowed interest of shareholders under the Plan of Reorganization for Princeton American and the Court's prior orders. The Court further ordered that Princeton American and its agents are not subject to any claim based upon the cancellation of outstanding share certificates and the issuance of new certificates in accordance with the Court's orders.

     The Company is in the process of implementing the Court's order, and new share certificates will be issued for the allowed interests. In connection with the issuance of new certificates, Princeton American has also initiated a process to change its trading symbol. Effective as of October 9, 2000, the trading symbol, PELT, has been officially cancelled, and no further trades will be made under that symbol. After new certificates have been issued to a majority of those shareholders possessing an allowed interest, management expects that a new trading symbol will be issued to Princeton American and that the Company will be able to trade on the OTC Bulletin Board.

     Significant changes in tenant leases

     The Company signed a five-year agreement to lease approximately 10,000 square feet at average annual rates of approximately $20.40 per square foot in the building located at 4808 N. 22nd Street. The Company is required under the terms of the lease to provide approximately $70,000 of tenant improvements in the form of reduced rent over a period of ten months. This tenant formerly occupied approximately 8,600 square feet in the building at 2222 E. Camelback Road.

     The Company also signed two five-year lease agreements of approximately
         5,000 square feet each at average annual rates of approximately $23.00 per square foot. The Company is required under the terms of the leases to provide approximately $12,000 and $37,000 in tenant improvements in the form of reduced rents during a portion of the first year of the leases.

15. SUBSEQUENT EVENTS, CONTINUED

     Changes in litigation and liabilities in dispute

     As the result of mediation proceedings on February 9, 2001 the Company and Weiss agreed to settle their dispute for $560,000. The claim must be paid on February 9, 2002 or when the Company

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998

         sells or refinances the 4808 N. 22nd Street office building. The Weisses' claim will be secured by a third-position deed of trust against the 4808 Property. Interest will accrue at a rate of 10% from February 9, 2001 until payment of the claim.

     The Company is currently negotiating settlement documents, after which the documents will be submitted to the Bankruptcy Court for approval. As part of the settlement with the Weisses, the Company will ask the Court to enter an order establishing the amount and priority of the Weisses' claim according to the settlement. The Company will have six months from the date of the order to settle all bankruptcy claims. The Weisses will also renounce and release their shareholder interest in the Company.