Form 10KSB40
period 2001-05-31
PRINCETON AMERICAN CORP
filed 2001-09-13
CIK 80324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549
                                   FORM 10-KSB
           ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934
                     For the fiscal year ended May 31, 2001
                           Commission file No. 0-5141
                         PRINCETON AMERICAN CORPORATION
                 (Name of small business issuer in its charter)

          Nevada                                       22-1848644
(state or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

2222 East Camelback Road, Suite 105
Phoenix, AZ 85016
(Address of principal office) (Zip code)
Issuer's telephone number, including area code: (602) 522-2444
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $927,445.

The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as of August 31, 2001 as the trading was halted on October 9, 2000.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of August 28, 2001 was 10,923,918.

Princeton American Corporation
FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED MAY 31, 2001

  TABLE OF CONTENTS

                                                             (Check page numbers)
PART I........................................................................    1
      Item 1 - Description of Business........................................    1
      Item 2 - Description of Property........................................    1
      Item 3 - Legal Proceedings..............................................    7
      Item 4 - Submission of Matters to a Vote of Security Holders............    8

PART II.......................................................................    9
      Item 5 - Market for Common Equity and Related Shareholder Matters.......    9
      Item 6 - Management's Discussion and Analysis or Plan of Operation......   10
      Item 7 - Financial Statements and Supplementary Data....................   11
      Item 8 - Changes in and Disagreements with Accountants on Accounting
               Financial Disclosure...........................................   11

PART III......................................................................   12
      Item 9 - Directors and Executive Officers, Promoters and
      Control Persons; Compliance with Section 16(a) of the Exchange Act......   12
      Item 10 - Executive Compensation........................................   13
      Item 11 - Security Ownership of Certain Beneficial Owners and
      Management..............................................................   13
      Item 12 - Certain Relationships and Related Transactions................   14
      Item 13 - Exhibits and Reports on Form 8-K..............................   14

SIGNATURES....................................................................   15

FINANCIAL STATEMENTS..........................................................  F-1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from forward-looking statements and projections include, for example:

- a downturn in the Phoenix, Arizona real estate market, particularly one which would adversely affect commercial lease rates;
-    an adverse result in litigation referred to in this report;
- any change in tax laws which would change the Company's ability to utilize its tax loss carryforward or the inability under existing tax laws for the full utilization of such tax loss carryforward;
- an inability of the Company to regain a listed or trading status on the Over-the-Counter Bulletin Board, NASDAQ, the American Stock Exchange, or some other recognized market or exchange;
- certain operations of the Company, including the formation of alliances with other entities, will indefinitely remain under the jurisdiction of and be subject to the confirmation and approval of the U.S. Bankruptcy Court. Disagreements between the Bankruptcy Court and the Company regarding business decisions could adversely affect the Company;
- the inability of the Company to secure renewals of existing leases at commercially reasonable rates or to promptly replace tenants following the expiration of existing leases;
-    the effect of changing economic conditions; and
- other risks which may be described in our future filings with the Securities and Exchange Commission. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CURRENT COMPANY BUSINESS.

As of May 31, 2001, Princeton's primary business activity is the management of its two office buildings totaling 50,000 square feet in Phoenix, Arizona. The Company has 2 employees. None of the Company's employees is represented by a labor union and we believe that employee relations are good.

BANKRUPTCY FILING; APPOINTMENT OF A TRUSTEE.

On December 11, 1996 the Company filed for protection under Chapter 11 of the U.S. Bankruptcy code. (Case number 96-13675 PHX JMM) On January 21, 1977, the then existing management of Princeton submitted a Plan of Reorganization. The Plan was challenged by William C. Taylor, a former principal and creditor of the Company, who petitioned the Court for the appointment of a trustee.

The case was tried and on February 4, 1997, the Court issued its order appointing Roger W. Brown as Trustee. Shortly thereafter, the Trustee terminated the then existing management of Princeton and assumed day to day management of the Company.

CONFIRMATION OF JOINT PLAN OF REORGANIZATION.

After Roger W. Brown was appointed Trustee in February 1997, William C. Taylor submitted his proposed Plan of Reorganization of Princeton on May 30, 1997. During the course of extensive litigation among competing plan proponents, other concerned parties and creditors, on August 28, 1997, Trustee Brown and Mr. Taylor filed a joint Plan of Reorganization. Their Joint Plan was confirmed by the Court on November 19, 1997 and was published in its entirety in a current Report on Form 8K which was filed with the Securities and Exchange Commission (the "Commission") on December 20, 1997, the Effective Date of the Plan.



ITEM 2.  DESCRIPTION OF  PROPERTY

2222 EAST CAMELBACK ROAD, PHOENIX, ARIZONA.

On March 12, 1992 Princeton acquired this two story building which contains approximately 30,778 rentable square foot of office space. The property includes a banking facility with a drive-in window and a vault on the ground floor. The Company paid approximately $296,000 cash for the building including closing costs and commissions.

Princeton occupies 1497 square feet (4.89%) of the total leasable space in this building. As of May 31, 2001, 86.09% of the remaining leasable space was occupied by unaffiliated tenants, producing $591,000 of income annually. The remaining space has since been leased or committed to existing tenants. Additional information about this property is included in the Property Information and Operating Data Table at the end of this Item 2. The property tax for 2000 was approximately $65,000.

4808 NORTH 22ND STREET, PHOENIX, ARIZONA.

On December 1, 1994, Princeton acquired this 19,226 rentable sq. ft. two story office building. The Company paid $1,000,000 for the building, of which $900,000 was borrowed from the seller at 8% annual interest. As of May 31, 2001 the building is 100% leased and produces $397,214 of income annually. Additional information about this property is included in the Property Information and Operating Data Table at the end of this Item 2. The property tax for 2000 was approximately $40,000.

MESA TRAILER PARK COMMISSION RECEIVABLE.

In March, 1994 Princeton acquired a long term real estate brokerage commission of 5% of the total lease payments generated from a 55 year ground lease of a 55-acre mobile home park in Mesa, Arizona. The Company purchased the commission for $60,000 cash and 174,400 shares of restricted Princeton common stock. The lease was executed in 1980, runs through 2031, and provides revenue equal to 5% of each lease payment. The commission agreement presently provides quarterly payments of $3,687.50 which are made through an escrow at Security Title Company. The quarterly payments escalate annually to $7,437 per quarter at year 2030. Through May 31, 2001 approximately $92,750 had been paid and approximately $702,000 of additional commission will be paid to Princeton through year 2031 pursuant to the agreement. While there can be no assurance that Princeton will receive any or all of these assigned brokerage fees in the future, as of the date of this report all payments have been received on time.


PROPERTY INFORMATION AND OPERATING DATA

2222 East Camelback Road
Phoenix, Arizona

1. Character and Location. Two story office building; 30,778 rentable square feet; includes a banking facility with a drive-in window and a bank vault.

2.    Title to Property.  Building is subject to a First Deed of Trust:

      Principal:         $677,320.70
      Interest rate:              8%
      Payment:             $5,136.60
      Maturity:        December 2004

The original terms of this loan (interest rate of 15% and maturity in 1999) were adjusted by the Bankruptcy Court, and the revised terms are currently being contested by the lender. The deed of Trust on this property and the second deed of trust on the 4808 Building are held by the same lender and evidenced by one note. The original loan was for $1,000,000 with 70% being secured by the 2222 building and 30% by the 4808 Building.

3. Lease Terms. Subject to two net ground leases with terms of 99 years, expiring in 2073 and 2076. Rent adjusts each 10 years based upon 8% of the fair market value of the ground, excluding improvements. The first lease has a monthly base payment of $4,933, and will next adjust in 2009. The second lease has a monthly payment of $3,100 and will next adjust in 2002.

4. Renovation or Improvement Plans. In March, 2001, the Company commenced remodeling of the common areas of the building including a renovated lobby and four bathrooms. When completed the cost of these improvements is estimated to be $120,000. Interim financing for this project was obtained from Southwest Bank, one of the Company's tenants in the 2222 East Camelback Building.

5. Competitive Conditions. This property is located in an area known as the "Camelback Corridor" which is comprised predominately of office buildings. This building competes with both higher and lower priced office space in the immediate vicinity. The current market is strong, with high renewals.

6. Insurance. Management believes that the property is adequately covered by insurance.

7.    General Information.

      (i) Occupancy Rate - 86.09% - as of May 31, 2001. The building was 100% as of August 31,2001

      (ii)  Tenants - Rent Roll As of May 31, 2001

                                                                Effective       Current
                        Rentable      Tenant      Months to     Rate/YR/         Base
      Tenant           Square Feet    Share      Expiration    Square Feet     Per Month
      ------           -----------    -----      ----------    -----------     ---------
Princeton American        1,497        4.86%         N/A           N/A            N/A
Corp. &
Eubanks Consulting          325        1.06%         N/A         $24.00         $650(1)


VACANT                    1,840        5.98%         N/A           N/A            N/A



Southwest
Commercial Bank           8,057       26.17%          52         $24.81         $15,410

Vacant                    2,419        7.86%         N/A           N/A            N/A

GBLS Commercial
Real Estate
Services                  3,301       10.73%          15         $24.00         $6,602

United Title Agency       5,282       17.16%          56(4)      $23.00         $9,684

Nationwide Vision         5,084       16.52%          57         $23.00         $9,744

International
Circuit Sales             2,973        9.66%          14         $21.00         $5,203

(1) Sublease, month to month.

(2) Lessee has two (2) five-year options to renew

(3) Lessee has extended lease to December 1, 2002 with right to terminate after May 1, 2002.

(4) Lessee has leased 2,419 sq ft and committed to lease 1,840 sq. Ft all co-terminus with the original space

      (iii)   Tenants principal business, occupations and professions  -

              Princeton American Corporation - owner and manager of building Southwest Commercial Bank - banking
              GBLS Commercial Real Estate Services - real estate brokers United Title Agency - title insurance and escrow services Nationwide Vision Centers - outpatient laser eye surgery International Circuit Sales - computer component sales


      (iv)    Average rental per square foot for the year ending 12/31/01 -
              $20.09

      (v) Lease Expirations: All leases will expire no later than five years from the date of this filing unless renewed or extended by the lessee.

      (vi) Depreciation Components: The Company depreciates the buildings primarily over lives of 39 years, using the Modified Accelerated Cost Recovery Method for federal income tax purposes. The tax basis in this property is approximately $500,000 at May 31, 2001.


PROPERTY INFORMATION AND OPERATING DATA

4808 North 22nd Street
Phoenix, Arizona

1. Character and Location. Two story office building; 19,226 square feet; located at 4808 North 22nd Street, Phoenix, Arizona.

2.    Title to Property.  Building is subject to

      (a)   First Deed of Trust:

            Principal:          $806,826
            Interest rate:            8%
            Payment:              $6,946
            Maturity:       January 2020

      (b)   Second Deed of Trust:

            Principal:          $290,280.30
            Interest rate:               8%
            Payment:                 $2,201
            Maturity:         December 2004

3.    Lease Terms.
      Subject to a ground lease which expires July 31, 2031. The current rent rate is $2,395, subject to annual adjustment based on the Consumer Price Index.

4. Renovation or Improvement Plans. None, other than normal maintenance. On December 5, 2000, the Company leased the second floor (comprised of 10,075 square feet) to Alliance Investors, LLC. for a period of five years. As a condition of this lease, the Tenant completely renovated this space at a cost in excess of $200,000 of which approximately $70,000 was contributed by the Company.






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

7.    General Information.

      (i)   Occupancy Rate: 100% - effective as of May 31, 2001.

      (ii)  Tenants - Rent Roll as of May 31, 2001.

                                                              Effective
                                                              Rate/YR/
                         Rentable      Tenant    Months to     Square     Current
      Tenant            Square Feet    Share    Expiration      Feet        Base
      ------            -----------    -----    ----------      ----        ----
Alliance Investors,       10,075       52.40%       55         $20.44     $16,581
LLC

Schafer-Smith Ankeny       5,820       30.28%        5         $19.62      $9,758

WRG Design                 3,331       17.32%       26         $20.75      $5,759



      (iii) Principal business, occupations and professions -

            Alliance Investors, LLC - residential real estate
            Schafer-Smith-Ankeny  -  insurance agency
            WRG Design  -  architects

      (iv) Average effective rental per square foot for year ending 12/31/01 - $20.66

      (v) Lease Expirations: All leases will expire no later than five years from the date of this filing unless renewed or extended by lessee.

      (vi) Depreciation Components: The Company depreciates the buildings primarily over lives of 39 years, using the Modified Accelerated Cost Recovery Method for federal income tax purposes. The tax basis in this property is approximately $1,150,000 at May 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

CHAPTER 11 BANKRUPTCY LITIGATION.

ADMINISTRATIVE CLAIMS.

Administrative claims for professional and other fees have either been paid or will be paid by the Company.

UNSECURED CREDITOR CLAIMS.

During the initial stage of the bankruptcy proceedings, creditors filed 65 proofs of claim aggregating $5,001,503. These proofs of claim have been litigated or settled, reducing the number of claims to 20 and the amount to $733,632, including principal and interest as of May 31, 2001.

SHAREHOLDER CLAIMS.

As reported in the May 31,2000 10KSB, equity shareholders filed approximately 900 proof of interest claims, allegedly representing 14,840,000 shares. These claims were reviewed by management and litigated or settled by agreements which were confirmed by a Court orders reducing such outstanding shares to approximately 8,488,828 shares. During the current reporting year, the outstanding shares were further reduced to 6,554,351 by taking into consideration the 10 to 1 reverse split which occurred in December 1995 and which had not been calculated with respect to some of the shareholder's interests.

Unresolved Claims. All proof of interest claims have been resolved by the Court with the exception of the following three matters:

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

Harry and Irene Weiss. On February 9, 2001, the Weisses and the Company engaged in a settlement conference before the Hon. Charles G. Case of the United States Bankruptcy Court for the District of Arizona which culminated in an agreement which is contingent on Bankruptcy Court Approval. Under the agreement, the Company will recognize that the Weisses have an allowed claim of $560,000 with interest accruing at ten percent per annum from February 9, 2001 until paid. The Company must pay the claim when it sells or refinances the office building at 4808 North 22nd Street in Phoenix and, in any event, no later than February 9, 2002. The Weisses, in turn will renounce and release their shareholder interest in the Company. Both parties will dismiss all pending appeals relating to the Weisses' claim.

CURRENT LITIGATION:

      Testasecca, et al v. Princeton American Corporation and William C. Taylor. On May 22, 2001 Lawrence Testasecca and others filed a complaint in an adversary pleading in the Bankruptcy Court. Among other things, the Plaintiffs allege that they should be recognized as owners of an unspecified number of shares purchased by them after the Bankruptcy Court proceedings began without establishing that these shares were the subject of allowed interests under the Plan of Reorganization. The Plaintiffs asked the Court to vacate its September 15, 2001 order canceling all outstanding Princeton American share certificates and issuing new certificates reflecting the allowed interests of shareholders under the Plan of Reorganization for Princeton American and the Court's prior orders. At least three of the Plaintiffs (Larry Testasecca, Charles Crehore and Eugene Targosz) had received actual notice of the bankruptcy, had filed Proofs of Interest pursuant to the July 1997 order of the Court establishing a deadline for filing Proofs of Interest and had voted in favor of the Plan. The remaining Plaintiffs are relatives of two them.

      Princeton American believes that all allegations of the Plaintiffs are without merit and is vigorously defending all claims.






ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters have been submitted to a vote of security holders since the annual meeting on September 14, 1995, when shareholders voted to (i) change the name of the Company from Princeton Electronic Products, Inc. to Princeton American Corporation, and (ii) to change the domicile of the Company from New Jersey to the State of Nevada.

                                     PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

Princeton's Common Stock had traded on the over-the-counter market "pink sheets"since the Company was delisted from the NASDAQ (Small Capital) Market in November 1996, until the following events took place:

On September 15, 2000, the Bankruptcy Court ordered Princeton American and its transfer agent to cancel all outstanding share certificates and issue new certificates reflecting the allowed interests under the Plan of Reorganization and the Court's prior orders. The Court further ordered that Princeton and its transfer agent are not subject to any claim based upon the cancellation of outstanding share certificates and the issuance of new certificates in accordance with the Court's orders.

Effective as of October 9, 2000 the trading symbol "PELT" was cancelled by the NASD and no further trades will be made under that symbol. After new certificates have been issued to a majority of those shareholders possessing an allowed interest, a new trading symbol will be issued to Princeton American Corporation. The Company is currently processing exchanges of cancelled share certificates for new certificates.

The Company has applied to the NASD through the sponsoring brokerage firm of Peacock, Hislop, Staley and Given, Inc. to be listed on the Over the Counter Bulletin Board (OTCBB) with a view toward establishing a broader market for Princeton Shares.

Princeton has never paid any cash dividends on any equity securities, and no change of this policy is under consideration by the Board of Directors.

Recent Sales of Unregistered Securities.  None.

CONFIRMATION OF SECURITIES HOLDINGS

The final shareholder equity base established by Order of the Bankruptcy
Court is set forth below:
Shares recognized as of May 31, 2001.                                6,554,351
Shares recognized for issuance to William C. Taylor.(1)              4,369,567
      TOTAL SHARES(2)                                               10,923,918

(1) Represents forty percent (40%) of the total of all of Princeton's common stock which was outstanding as of the Final Order Allowing Shares. In the event that the Onset claim is subordinated to Class 12 Claims pursuant to
    Section 510(b) of the Bankruptcy Code, Taylor's shares will be increased in order to maintain his 40% ownership of the stock of Princeton American Corp. This could result in a dilution in the value of shares held by other shareholders."

(2) Represents a downward adjustment in total shares from 14,148,047 as set forth in the May 31, 2000 10KSB in conformity with the Final Order Allowing Shares, after taking into consideration certain shares for which the 10:1 reverse split calculation had not been made.

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS
BACKGROUND:

During the past year we have focused on:
1. Upgrading the Company's two office buildings and solving the problems resulting from the "deferred maintenance" policies of prior management;
2. Completing the task of establishing a final shareholder base and revitalizing the market for Princeton's shares;
3.    Returning the Company to financial stability; and
4.    Moving Princeton closer to emergence from the bankruptcy proceedings.

Only one of 65 Unsecured Creditor's Claims against the Company has not been authenticated or litigated and resolved. The shareholder base has been carefully analyzed and significantly modified by Court Orders. All old share certificates have been cancelled, and new share certificates issued to shareholders who have tendered their old shares. This procedure has had the effect of validating all the shares that were legitimately acquired. The legal, accounting and consulting expenses incurred to achieve these results are in excess of $ 450,000 of which $ 65,000 has been incurred in the last year.

The Company also focused its attention on the rehabilitation and marketing of its two office buildings, which have benefited from the increase in demand for office space in the Phoenix market over the past four years. Several tenant leases have matured and have either been rolled over at higher prices, or the tenants have moved elsewhere allowing the Company to replace them with higher rent paying tenants. The office building at 2222 East Camelback Road is fully occupied with annual gross revenues exceeding $591,000. It is now known as the "Southwest Bank Building" in acknowledgement of that financial institution's lease of the west half of the ground floor including the banking facilities formerly occupied by Wells Fargo Bank. The lease runs for five years with two five year renewal options. Southwest Bank has completely refurbished this 8,057 square foot space.

Princeton has signed five year leases with two new tenants, United Title Agency and Nationwide Vision Centers. As of 5-31-01 the 2222 East Camelback Road building was 86.09% occupied. The remaining two suites have been taken by United Title; 2419 square feet was occupied in August 2001 and 1840 square feet will be delivered in October 2001.

The second floor of the office building at 4808 North 22nd Street was leased to Alliance Investors, LLC. for a five year term commencing in February, 2001. Now fully occupied, this building is currently producing approximately $400,000 in annual revenues. Management believes that the completion of these "clean up" activities this year will put Princeton one year closer to attracting potential investors and merger prospects (in particular those that can take advantage of the Company's $14,000,000 tax loss carry forward). Armed with a fundamentally sound financial statement, management intends to pursue all available opportunities for strategic alliances, with a view toward enhancing shareholder value. While there can be no assurance that the Company will be successful in doing so, Princeton has applied to the NASD to have its securities qualify for trading on the OTC Bulletin Board.

ITEM 7.  FINANCIAL STATEMENTS

The full text of the Company's audited, consolidated financial statements for the fiscal years ended May 31, 2001 and 2000 begins on page F-1 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company as of May 31, 2001 were:


Name                        Age            Position              Date Elected (*)
----                        ---            --------              ----------------

William C. Taylor            69         Chairman, CEO &         December 20, 1997
                                          Director

Roderick W. McKinnon III     55      Secretary, Treasurer       December 20, 1997
                                         & Director

Scott E. Bird                77            Director             December 20, 1997

(*) Pursuant to Article III Section 3.9 of the Plan of Reorganization, the Directors took office on the "Effective Date" of the Plan.

On May 1, 2001 Mr. Bird resigned as Treasurer and CFO of the Company. Mr. McKinnon assumed that office on the same date.

                                     RESUMES
Scott E. Bird is the Managing Consultant of SASolutions, LLC, an integrated business and information technology consulting group. He is the Vice President and General Manager of Uservco, Inc., a national receivables recovery company and Pacific Aviation Services, an international aviation procurement and support company. Mr. Bird has served as Director and Chief Financial Officer of the Company since its reorganization. His term of office will expire on the date of the next Annual Shareholder's Meeting, the date of which has not been set.

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

Roderick W. McKinnon III has been a Director and Secretary of the Company since 1998. Since 1974 Mr. McKinnon has been President of R.W. McKinnon & Co., Inc., an investment banking and development service company. He holds Bachelor of Science Degree from Northern Arizona University and serves on several boards of directors.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for the fiscal year ended May 31, 2001 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and other executive officers.


SUMMARY COMPENSATION TABLE

Name and Principal       Annual Cash                  Securities   All Other
Position                 Compensation    Other (1)    Options      Compensation

William C. Taylor          $96,000        $1,200        -0-            -0-
Chairman CEO and
Director

Roderick W McKinnon        -0-            $1,200        -0-            -0-
Secretary Treasurer
Director

Scott E Bird (2)
Director                   -0-            $1,200        -0-            -0-


      (1) Directors are compensated at the rate of @200 for each formal meeting of the Board of Directors. There were six meetings in fiscal year 2001. These fees are unpaid as of May 31, 2001

      (2) Mr. Bird is a shareholder of SASolutions, L.L.C. a financial consulting firm which received approximately $49,650 through May 31, 2001 for consulting services to the company.






ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to shares of common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock , (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group.

Name                                 Title            Common Shares    Percent of Class
William C. Taylor                Chairman & CEO         4,502,529        (1) 41.22%
2222 East Camelback Road
Suite 105
Phoenix, Arizona 85016

Laurence J. and Diane K.
Testasecca                       Shareholder              800,000         (2) 7.32%
5669 Walnut Ridge Circle
West Bloomfield, MI 48322

      (1) Includes 132,962 shares which Mr. Taylor owned prior to the Effective Date of the Plan of Reorganization.

      (2) Based solely upon information contained in a Form 13G filed with the Commission on October 18, 1999. Mr. and Mrs. Testasecca are among the Plaintiffs who are seeking to have the Bankruptcy Court overturn its September 15, 2000 Order Canceling Certificates. The Company's records indicate that the Testaseccas have been issued new certificates evidencing ownership of 50,000 shares only with respect to shares claimed by them in the Proof of Interest filed by them in 1997.

      The above percentages of ownership are based on 10,923,918 shares of the Company's common stock outstanding based upon the Bankruptcy Court Order dated February 3, 2000. Beneficial ownership has been determined in accordance with rule 13d-3 of the Securities and Exchange Act of 1934. Pursuant to the rules of the securities and Exchange Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights are deemed outstanding for purposes of computing shares beneficially owned by and the percentage of ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by, or percentage of ownership of, any other person or group.


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            8K    Dated September 15, 2000 Order (1) Approving Cancellation
      of Outstanding Shares and Issuance of New Certificates and (2) Barring Claims


            8K     Dated June 27, 2001 Regarding Testasecca, et al v.
      Princeton American and William C. Taylor

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON AMERICAN CORPORATION

By:    /s/ William C. Taylor
       --------------------------
       William C. Taylor
       Chairman, CEO and Director

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
        Roderick W. McKinnon III

                         PRINCETON AMERICAN CORPORATION

                              FINANCIAL STATEMENTS

                               For the Years Ended
                              May 31, 2001 and 2000




                          Independent Auditors' Report


The Board of Directors
Princeton American Corporation

We have audited the accompanying balance sheets of Princeton American Corporation as of May 31, 2001 and 2000, and the related statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton American Corporation as of May 31, 2001 and 2000, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has a stockholders' deficit of $2,452,053 and a working capital deficit of $2,305,270. As discussed in notes 9 and 10, the Company also is involved in litigation and is operating under a Joint Plan of Reorganization following a bankruptcy filing in December 1996. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Notes 9 and 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Plan of Reorganization will not be substantially consummated until payment of unsecured creditors. Prior to that time, the Company is under the supervision of the Bankruptcy Court. The Company is involved in litigation, which is being overseen by the Bankruptcy Court. The Bankruptcy Court may exert significant influence over the operations of the Company, which may result in changes to the estimates described in the accompanying financial statements. Please read notes 1, 9 and 10; they describe certain uncertainties regarding the Company's operations, litigation and the bankruptcy filing.


/s/ Evers & Company Ltd.

Phoenix, Arizona
July 3, 2001

                         PRINCETON AMERICAN CORPORATION
                                 BALANCE SHEETS
                              MAY 31, 2001 AND 2000


                                                                              2001              2000
                                                                              ----              ----
                                     ASSETS
Current assets:
     Cash and cash equivalents                                          $     2,541             1,650
     Notes receivable, current portion                                           --               947
     Accounts receivable - trade                                              6,068                --
     Investments in marketable securities                                    61,678           107,265
     Prepaid expenses                                                        33,442            20,167
     Other assets                                                            11,009                --
                                                                        -----------        ----------
        Total current assets                                                114,738           130,029
                                                                        -----------        ----------
Notes receivable, net of current portion                                         --            17,202
Prepaid expenses                                                             59,798                --
Investment in commission contract                                           206,161           202,756
Property and equipment, net                                               1,379,143         1,283,735
                                                                        -----------        ----------
                                                                        $ 1,759,840         1,633,722
                                                                        ===========        ==========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Mortgage notes payable - current                                   $    30,558            28,284
     Notes payable - other                                                  133,931                --
     Notes payable, officers                                                130,000           100,000
     Accounts payable                                                       184,678           161,152
     Bankruptcy claims                                                      679,289           679,289
     Liabilities in dispute                                                 619,603           619,603
     Accrued interest                                                       189,924           122,163
     Accrued real estate taxes                                              310,221           222,690
     Payroll and sales taxes payable                                         15,487            13,172
     Deferred rental income and tenant security deposits                    126,317            30,773
                                                                        -----------        ----------
        Total current liabilities                                         2,420,008         1,977,126

Tenant security deposits - long term                                         48,016            26,616
Mortgage notes payable                                                    1,743,869         1,773,541
                                                                        -----------        ----------
                                                                          4,211,893         3,777,283
                                                                        -----------        ----------
Commitments, contingencies and subsequent events (see notes)

Stockholders' deficit:
     Common stock, par value $.001, 100,000,000 shares authorized
        see note 9 regarding shares issued and outstanding                   15,000            15,000
     Additional paid-in-capital                                           2,460,350         2,460,350
     Accumulated deficit                                                 (4,506,852)       (4,243,720)
                                                                        -----------        ----------
                                                                         (2,031,502)       (1,768,370)
     Net unrealized loss on marketable securities                          (420,551)         (375,191)
                                                                        -----------        ----------
        Total stockholders' deficit                                      (2,452,053)       (2,143,561)
                                                                        -----------        ----------
        Total liabilities and stockholders' deficit                     $ 1,759,840         1,633,722
                                                                        ===========        ==========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000


                                                              2001             2000
                                                              ----             ----
Revenues
    Rental income                                         $ 837,326           842,565
    Parking and other                                        90,119             6,710
                                                          ---------         ---------
                                                            927,445           849,275
                                                          ---------         ---------
Costs and expenses
    Building operating costs                                334,956           354,723
    Professional fees                                       166,993           176,794
    Payroll and payroll taxes                               140,986           135,425
    Ground lease                                            124,972           123,088
    Depreciation                                             93,472           107,046
    Consulting                                               49,650            83,115
    Other                                                    50,912            99,108
                                                          ---------         ---------
       Total costs and expenses                             961,941         1,079,299
                                                          ---------         ---------

Loss from operations                                        (34,496)         (230,024)
                                                          ---------         ---------
Other income (expense)
    Interest and dividend income                             19,766            21,836
    Interest expense                                       (235,928)         (227,796)
    Gain on settlement of lawsuits                               --           183,225
    Other                                                   (12,424)            5,534
                                                          ---------         ---------
                                                           (228,586)          (17,201)
                                                          ---------         ---------
Net loss before income taxes                               (263,082)         (247,225)

Income taxes                                                     50               100
                                                          ---------         ---------
Net loss                                                  $(263,132)         (247,325)
                                                          =========         =========

Net loss per common share, basic and diluted              $   (0.02)            (0.02)
                                                          =========         =========


Net loss                                                  $(263,132)         (247,325)

Net unrealized gain (loss) on marketable securities         (45,360)           77,527
                                                          ---------         ---------
Comprehensive loss                                        $(308,492)         (169,798)
                                                          =========         =========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000


                                                                                Unrealized
                                               Additional                       Gain (Loss)
                                  Common        Paid-in        Accumulated           on
                                  Stock         Capital          Deficit         Securities
                                  -----         -------          -------         ----------
Balance at May 31, 1999          $15,000       2,460,350       (3,996,395)       (452,718)

Net loss for the year
     ended May 31, 2000               --              --         (247,325)             --

Unrealized gain on
     marketable securities            --              --               --          77,527
                                 -------       ---------       ----------        --------
Balance at May 31, 2000           15,000       2,460,350       (4,243,720)       (375,191)

Net loss for the year
     ended May 31, 2001               --              --         (263,132)             --

Unrealized loss on
     marketable securities            --              --               --         (45,360)
                                 -------       ---------       ----------        --------
Balance at May 31, 2001          $15,000       2,460,350       (4,506,852)       (420,551)
                                 =======       =========       ==========        ========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000


                                                                                 2001             2000
                                                                                 ----             ----
Cash flows from operating activities:
     Net loss                                                                 $(263,132)       (247,325)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                                             93,472         107,046
        Interest income on investment contract                                  (18,155)        (17,844)
        Rental income allowance in exchange for tenant payment of costs         (33,634)             --
        Loss on disposition of assets                                             1,248              --
        Gain on investment                                                           --          (2,440)
        Gain on sale of real estate                                                  --          (8,481)
        Non-cash gain on settlement of claim                                         --         (62,524)
        Change in:
           Receivables                                                           (6,068)            448
           Prepaid expenses                                                     (73,073)         21,073
           Other assets                                                         (11,009)             --
           Accounts payable and accrued expenses                                113,372         185,442
           Accrued interest                                                      67,761          50,912
           Rent deposits                                                         43,353         (58,452)
                                                                              ---------        --------
            Net cash used in operating activities                               (85,865)        (32,145)
                                                                              ---------        --------
Cash flows from investing activities:
     Payments on notes receivable                                                18,149          25,304
     Purchase of property and equipment                                         (82,903)        (46,373)
     Payments on investments                                                     14,977          14,250
                                                                              ---------        --------
        Net cash used in investing activities                                   (49,777)         (6,819)
                                                                              ---------        --------
Cash flows from financing activities:
     Refund of deposit                                                               --           9,930
     Proceeds from sale of real estate                                               --          20,981
     Repayment of notes payable to officers                                          --         (20,000)
     Conversion of account payable to note payable                               19,821
     Proceeds from loan from officers                                            30,000          50,000
     Payments on mortgage notes payable                                         (27,398)        (26,117)
     Proceeds from bank loan                                                    114,110
                                                                              ---------        --------
        Net cash provided by financing activities                               136,533          34,794
                                                                              ---------        --------
Net decrease in cash and cash equivalents                                           891          (4,170)

Cash and cash equivalents, beginning of year                                      1,650           5,820
                                                                              ---------        --------
Cash and cash equivalents, end of year                                        $   2,541           1,650
                                                                              =========        ========
Supplementary Disclosure of Cash Flow Information
Cash paid during the year for interest                                        $ 153,443         176,884
                                                                              =========        ========
Cash paid during the year for income taxes                                    $      50             100
                                                                              =========        ========
Non-cash investing activities:
     Issuance of rent credits for tenant improvements paid by tenant          $ 107,225              --
                                                                              =========        ========


                 See accompanying notes to financial statements

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

      During the years ended May 31, 1998 and 1997, the Company did not have access to adequate records to file audited financial statements, as required by the Securities and Exchange Commission. The Company requested a waiver of its filing requirements for the years ended May 31, 1997 and 1998 and its quarterly filings through February 28, 2000. The Company can not obtain a waiver; however, the Securities and Exchange Commission has indicated that action is unlikely for failure to file missing reports prior to May 31, 2000. The Company included in their February 28, 2001 10Q, reissued May 31, 2000 financial statements, which included an audited balance sheet as of May 31, 1998.

      The financial statements of the Company are presented on a historical cost basis. The estimated fair market value of the Company's assets at the time of reorganization exceeded the Company's post-petition liabilities and allowed claims. Consequently, assets and liabilities were not restated to fair market value as provided by SOP 90-7.

      At May 31, 2001, the Company had a stockholders' deficit of $2,452,053 and a working capital deficit of $2,305,270. Additionally, the Company has been unable to generate net income from operations since its reorganization. The Company is currently under the jurisdiction of the Bankruptcy Court and is involved in litigation, as described in Notes 9 and 10 to these financial statements. Management's plans with regard to these matters are also discussed in Note 9. These financial statements have been prepared assuming the Company will be able to continue operations and do not include any adjustments that might result from the outcome of these uncertainties.

      b. Organization and Operations

      Princeton American Corporation is organized under the laws of the State of Nevada and currently owns two office buildings in Phoenix, Arizona. The Company was previously engaged in both the real estate and hair care products industries. The Company filed for bankruptcy in December 1996 and subsequently disposed of substantially all its assets during the years ended May 31, 1997 and 1998, except for the two commercial buildings and certain investments. The trustee combined substantially all the Company's operating subsidiaries into Princeton American Corporation. The Court approved the Plan of Reorganization for the Company in November 1997.

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

      f. Stock Options

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

      g. Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amount of existing assets and liabilities; and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or


      1. Summary of Significant Accounting Policies, continued

      settled. The effect in deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      h. Earnings Per Share

      The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". The standard simplifies the standards of computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was assumed to be approximately 15,000,000 for the years ended May 31, 2001 and 2000. There is uncertainty regarding the number of shares outstanding. Please read note 9.

      2. Notes Receivable

      Notes receivable consist of the following at May 31, 2000. The note was paid off during the year ended May 31, 2001.


                                                                         2000
                                                                        -------
      Note receivable, secured by a first deed of trust on              $18,149
      real property, payable in monthly installments of
      $219 including interest at 9.5%, remaining principal
      and interest due August 2001

      Less current portion                                                 (947)
                                                                        -------
      Notes receivable, net of current portion                          $17,202

      3. Investments in Marketable Securities Available for Sale

      Marketable securities consist of the following investments in common stock at May 31, 2001 and 2000:

                                                        2001              2000
                                                        ----              ----
      Exten Industries                                 $55,465           90,241
      Stratford American                                 4,000           14,584
      Other securities                                   2,213            2,440
                                                       -------          -------
                                                       $61,678          107,265


      Total net unrealized losses at May 31, 2001 and 2000 were $420,551 and $375,191, respectively. The net unrealized loss increased by $45,360 during the year ended May 31, 2001 and decreased by $77,527 during the year ended May 31, 2000.

      The Company also has an investment in Sgarlato Laboratories, a privately-held company, which management estimates has minimal value at year-end. As such, the investment has been written down to zero.

      4. Investment in Commission Contract

      In March 1994, the Company acquired the rights to the commission on a ground lease for a mobile home park in Mesa, Arizona. The commission is based upon a fifty-five (55) year ground lease. Annual payments ranged from $11,750 in 1994 to $27,000 in 2031. For the years ended May 31, 2001 and 2000, the commission contract was valued at $206,161 and $202,756, respectively. The valuation is determined by calculating the net present value of the quarterly payments at an imputed interest rate of twelve percent (12%). The Company recognizes any fluctuation in the investment as interest income or expense in the year of fluctuation.

      5.   Property and Equipment

            Property and equipment consist of the following at May 31, 2001 and 2000:

                                                      2001              2000
                                                      ----              ----
      Office buildings                            $1,296,786         1,296,786
      Leasehold improvements                         577,950           515,686
      Office furniture and equipment                   4,140             4,139
                                                  ----------        ----------
                                                   1,878,876         1,816,611
      Less:  Accumulated depreciation               (499,733)         (532,876)
                                                  ----------        ----------
                                                  $1,379,143        $1,283,735

      6. Investment in Real Estate

      At May 31, 1999 the Company owned a parcel of undeveloped land with a cost of $12,500. The property was sold during the year ended May 31, 2000 for $20,981 resulting in a gain of $8,481 after selling expenses.

      7. Notes Payable

      Mortgage notes payable consist of the following at May 31, 2001 and 2000:


                                                            2001          2000
                                                            ----          ----
      Mortgage note payable, secured by a first         $  806,826      824,846
      deed of trust on the building at 4808 N.
      22nd St., payable in monthly installments of
      $6,946 including interest at 8% through
      January 2020

      Mortgage note payable, Vanderford, secured           967,601      976,979
      by a first deed of trust on the building at
      2222 E. Camelback and a second deed of trust
      on the building at 4808 N. 22nd St., payable
      in monthly installments of $7,338 including
      interest at 8%, remaining principal and
      interest due December 2004
                                                        ----------    ---------
                                                         1,774,427    1,801,825

      Less current portion                                 (30,558)     (28,284)
                                                        ----------    ---------

      Long-term debt, net of current portion            $1,743,869    1,773,541


      The terms of the Vanderford mortgage note payable are being disputed. The original loan, which was made shortly before the bankruptcy filing, called for an interest rate of 15%, with a maturity date of December 1999. The terms of the note were revised by the court to the current terms. The Company and the lender have reached a verbal agreement to modify the terms; however, the Company must obtain the approval of the Bankruptcy Court.

      Notes payable - other consist of the following at May 31, 2001:

      Line of credit loan of $200,000, interest                        $114,110
      accrues at prime plus 2%, interest and
      principal due August 16, 2001, extended to
      November 16, 2001

      Note due in monthly installments of $3,500                         19,821
      with a balloon payment of $12,821 in August
      2001, secured by investment in Exten stock
                                                                       --------
                                                                       $133,931

      Maturities of long-term debt at May 31, 2001 are as follows:


      Year ended May 31,                                    Amount
      ------------------                                    ------
      2002                                               $   30,558
      2003                                                   33,095
      2004                                                   35,842
      2005                                                  956,437
      2006                                                   26,847
      Thereafter                                            691,648
                                                         ----------
                                                         $1,774,427


      8. Notes Payable, Officers and Related Party Transactions

      At May 31, 2000, Notes Payable, Officers included two $25,000 notes, with an interest rate of 12% that were due and payable on or before May 1, 2001. One of the Company's officers also paid a $50,000 administrative claim directly for the Company. The Company is obligated to repay the officer under the terms of a 12% promissory note that required payments of $5,000 per month beginning January 2000. An officer of the Company advanced an additional $30,000 during the year ended May 31, 2001. This note also earns interest at 12% and was due May 1, 2001. The Company has not complied with the repayment terms of these agreements. Accrued interest of $7,700 was paid to one of the officers during the year ended May 31, 2001. Interest expense on the notes totaled $14,700 in 2001 and $9,876 in 2000.

      During the years ended May 31, 2001 and 2000 the Company paid a director consulting fees of $49,650 and $82,115, respectively.

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

      The deadline for filing proof of ownership interest was also extended several times in an effort to give stockholders ample opportunity to file their proofs of interest. The Company and the Court compiled a final listing of valid proofs of interest. Initially, management estimated that there were approximately 15,000,000 shares of common stock (including Taylor's 40% interest), which were established by this process. Management currently believes that the number of shares to be issued may be reduced to approximately 11,000,000 shares. In May 2001 there was new litigation (described in Note 10) regarding the shares outstanding. Because of this new litigation there is still uncertainty as to the exact number of shares that will ultimately be issued. The Court initially disallowed approximately 12,000,000 shares in this process primarily because the stockholders, including many of those held by brokers, failed to file proofs of interest. Upon completion of this process, stockholders' equity was restated effective to the year ended May 31, 1997 to reflect total capitalization of $2,475,350. Capitalization was computed based upon Taylor's ownership interest of 40% of all common stock in settlement of his claim for $990,134.

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

      Princeton American is in the process of implementing the Court's order, and new share certificates will be issued for the allowed interests as soon as reasonably practicable. As of May 31, 2001, 2,286,430 shares had been issued.

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

      During the year ended May 31, 2000 a settlement was reached with Hyman Center, the Company's former president, for a claim related to compensation due for services rendered prior to the bankruptcy. The settlement called for a cash payment of $4,300 and an unsecured claim of $100,000. The claim is to bear interest from January 1, 2000 until paid in full. A gain of $58,225 was recorded from this settlement.

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

      As the result of mediation proceedings, on February 9, 2001 the Company and Weiss agreed to settle their dispute for $560,000 in cash, plus interest at 10%, payable on the earlier of February 9, 2002 or the sale or refinancing of the 4808 Building. The Company is currently negotiating certain wording in the settlement agreement. The claim will be secured by a third position deed of trust on the 4808 Building. The Weiss's will also release all shareholder interest in the Company. The Company will have six months from the date of the order to settle all bankruptcy claims.

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

      Legal counsel is unable to determine the outcome and amount of potential loss from these claims. However, the Company has recorded a liability for the amount of the Weiss claim originally approved by the Court. The liability will be adjusted to the amount of the settlement once the Order Approving Settlement has been issued.

      During the year ended May 31, 2000, the Company reached a settlement with a former officer and director, which required him to pay the Company $125,000 in exchange for certain promissory notes, assets received upon his termination from the Company and other claims filed by the Company.

      The terms of the mortgage note described in Note 7 are also being contested.

      In May 2001 a group of individuals filed a motion to set aside the Court Order which canceled all outstanding share certificates and ordered the issuance of new shares. The group of individuals obtained stock in the Company after confirmation of the Plan in November 1997 and they assert that the Company and its president failed to adequately notify them that the stock obtained might not be valid under the plan. They have also filed a separate Complaint asserting claims for equitable relief, securities fraud, breach of fiduciary duty and negligence. The Company believes the Motion and the Complaint are without merit and has vigorously defended against them. Several hearings have been held in the Bankruptcy Court and the Company is awaiting the Judge's decision.

      Legal counsel is unable to reasonably evaluate the Company's potential loss if the Court grants the group of individuals their requested relief. If the Order is set aside, the Company will be currently unable to pursue its application with the NASD to obtain OTC Bulletin Board status for trading in its shares.

      11. Accrued Real Estate Taxes

      The Company was delinquent on its real estate tax obligations during the years ended May 31, 2001 and 2000, which resulted in tax liens being placed on both its commercial properties. Interest incurred on real estate tax obligations was approximately $20,000 in 2001 and $30,000 in 2000.

      12. Lease Commitments

      The Company leases office space in its commercial buildings located at 2222 E Camelback and 4808 North 22nd Street in Phoenix, Arizona. Future minimum lease payments required under these leases are as follows:

      Year ended May 31,                                               Amount
      ------------------                                               ------
      2002                                                         $  910,558
      2003                                                            801,230
      2004                                                            748,763
      2005                                                            748,631
      2006                                                            435,751
                                                                   ----------
                                                                   $3,644,933

      Effective April 30, 2000, the Company and a former tenant entered into a Lease Termination and Release Agreement, whereby the Company was required to pay the tenant $50,000 in five equal monthly payments beginning July 1, 2000. In connection with the new five-year lease, the tenant paid a $75,000 fee to obtain the right to lease the space.

      The office building located at 2222 E. Camelback Road is subject to two ground leases. The first lease was entered into on November 1, 1974. The second lease was entered into on August 1, 1977. Both leases are net leases, with terms of 99 years. On the 15th anniversary and for each succeeding ten-year term, the rent is to be adjusted to an annual rate equal to 8% of the fair market value of the leased premises, excluding improvements. The rate on the first lease was adjusted on November 1, 1999 to a monthly rate of $4,933. The second lease was adjusted to a monthly rate of $3,100 on the 15th anniversary of the lease and will be adjusted in 2002. Rent expense on these two leases for the years ended May 31, 2001 and 2000 was $96,400 and $95,444, respectively.

      The office building located at 4808 N. 22nd Street is subject to a ground lease, the term of which extends through July 31, 2031. The lease is a net lease. The rental rate as of May 31, 2001 was $2,395 and is subject to an annual adjustment based on the Consumer Price Index. Rent expense on this lease for the years ended May 31, 2001 and 2000 was $28,572 and $27,644, respectively.

      The Company has a limited number of tenants in both buildings. As such, the loss of certain tenants could adversely impact the Company.

      The Company's future minimum lease obligations on the ground leases for the next five years are approximately $125,000 per year, based upon the current valuation.

      13. Deferred Rental Income

      During the year ended May 31, 2001, the Company negotiated two leases that provided for a tenant improvement allowance and lease commission to be paid by the tenants and then deducted from the rent due during the 3rd through 12th months of the leases. The total amounts of the tenant improvements of $107,225 and the leasing commission of $17,540 were capitalized and are being amortized over the life of the lease. The deferred rental income is being amortized straight-line over ten months. Deferred rental income of $33,634 was recognized during the year ended May 31, 2001 leaving a balance of $91,131 at May 31, 2001.

      14. Disclosures about Fair Value of Financial Instruments

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

      Since the fair value is estimated as of May 31, 2001, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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

      15. Income Taxes

      The components of net deferred tax assets at May 31, 2001 and 2000, assuming an effective tax rate of 40%, are as follows:

                                                            2001          2000
                                                            ----          ----
      Net operating loss carryforward                    5,780,000   $5,730,000
      Depreciation of marketable securities                170,000      150,000
      Difference in basis of property & equipment          110,000      170,000
      Accrued real estate taxes                            120,000       90,000
      Less valuation allowance                          (6,180,000)  (6,140,000)
      Net deferred tax assets                                    -            -

      The expected tax benefit from the net loss before income taxes was offset by a valuation allowance, since the Company has not yet developed a history of profitable operations. During the periods ended May 31, 2001 the valuation allowance increased by approximately $40,000. For 2000, it decreased by approximately $40,000.

      At May 31, 2000, the Company has approximately $14,000,000 in unused federal net operating loss carryforwards, which expire from 2002 through 2021. The state net operating loss carryforwards, which approximate $4,800,000 expire from 2002 through 2006.

      Due to significant changes in ownership in prior years and changes in the Company's operations, the amount of operating losses available to offset future income taxes may be significantly limited. The Company has not yet completed an evaluation of the amount of losses that are available for utilization by the Company or a prospective merger candidate.