Form 10QSB
period 2001-08-31
PRINCETON AMERICAN CORP
filed 2001-10-22
CIK 80324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2001

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

         Yes [X]  No [ ]

         10,923,918 shares of Common Stock, par value $.001 per share, were outstanding at August 31, 2001

         Transitional Small Business Disclosure Format (Check One): Yes [ ] No
         [X]

                         PRINCETON AMERICAN CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I     Financial Information                                            Page

 Item 1 -  Financial statements (unaudited)

           Unaudited Condensed Balance Sheet - August 31, 2001                5

           Unaudited Condensed Statements of Operations and                   7
           Comprehensive Income (Loss) - Three Months ended August 31,
           2001 and August 31, 2000

           Unaudited Condensed Statements of Cash Flows  -  Three Months      8
           ended August 31, 2001 and  August 31 ,2000


           Unaudited Notes to Financial Statements                            9

 Item 2    Management's Discussion and Analysis of Financial                 11
           Condition and Results of Operations.

PART II    Other Information

 Item 5    Other information                                                 15

 Item 6    Exhibits and Reports on Form 8-K.                                 15

Signatures                                                                   16

                         PRINCETON AMERICAN CORPORATION

                              FINANCIAL STATEMENTS

                                 August 31, 2001

The Board of Directors
Princeton American Corporation:

The accompanying unaudited condensed balance sheet of Princeton American Corporation as of August 31, 2001, and the related unaudited condensed statements of operations and comprehensive loss, and cash flows for the three months then ended, were not audited by us and, accordingly, we do not express an opinion on them.

Phoenix, Arizona
September 28, 2001

                         PRINCETON AMERICAN CORPORATION
                        Unaudited Condensed Balance Sheet
                                August 31, 2001

                                     ASSETS



CURRENT ASSETS
     Cash and cash equivalents                                       $ 1,892
     Investments in marketable securities                             58,537
     Prepaid expenses                                                 31,911
                                                                 -----------
         Total current assets                                         92,340
                                                                 -----------
PREPAID EXPENSES                                                      54,683

INVESTMENT IN COMMISSION CONTRACT                                    207,028

PROPERTY AND EQUIPMENT, NET                                        1,376,775
                                                                 -----------
                                                                 $ 1,730,826
                                                                 ===========



                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                        Unaudited Condensed Balance Sheet
                                August 31, 2001

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Mortgage notes payable -- current                                $ 31,174
     Note payable -- other                                             138,931
     Notes payable, officers                                           130,000
     Accounts payable                                                  271,069
     Bankruptcy claims                                                 679,289
     Liabilities in dispute                                            619,603
     Accrued interest                                                  207,655
     Accrued real estate taxes                                         343,977
     Payroll and sales taxes payable                                    15,450
     Deferred rental income and tenant security deposits                94,091
                                                                   -------------
         Total current liabilities                                   2,531,239

TENANT SECURITY DEPOSITS -- LONG TERM                                   42,813
MORTGAGE NOTES PAYABLE                                               1,735,841
                                                                   -------------
                                                                     4,309,893
                                                                   -------------
STOCKHOLDERS' DEFICIT
     Common stock
         approximately 15,000,000 shares issued and outstanding         15,000
     Additional paid-in-capital                                      2,460,350
     Accumulated deficit                                            (4,630,725)
                                                                   -------------
                                                                    (2,155,375)
     Net unrealized loss on marketable securities                     (423,692)
                                                                   -------------
         Total stockholders' deficit                                (2,579,067)
                                                                   -------------
         Total liabilities and stockholders' deficit               $ 1,730,826
                                                                   =============



                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
       UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

                                                              2001                    2000
                                                              ----                    ----
REVENUES
     Rental income                                             $ 239,940              224,478
     Parking and other                                             7,443               77,245
                                                        -----------------     -----------------
                                                                 247,383              301,723
                                                        -----------------     -----------------
COSTS AND EXPENSES
     Building operating costs                                    111,309               88,512
     Professional fees                                            89,565               60,278
     Payroll and payroll taxes                                    35,912               35,073
     Ground lease                                                 31,285               31,035
     Depreciation                                                 23,340               32,588
     Consulting                                                       --               17,550
     Other                                                        12,324               11,461
                                                        -----------------     -----------------
         Total costs and expenses                                303,735              276,497
                                                        -----------------     -----------------
INCOME (LOSS) FROM OPERATIONS                                    (56,352)              25,226
                                                        -----------------     -----------------
OTHER INCOME (EXPENSE)
     Interest and dividend income                                  4,854                4,949
     Interest expense                                            (66,650)             (54,761)
     Other                                                        (5,725)              (3,294)
                                                        -----------------     -----------------
                                                                 (67,521)             (53,106)
                                                        -----------------     -----------------
NET LOSS BEFORE INCOME TAX                                      (123,873)             (27,880)
INCOME TAXES                                                          --                   --
                                                        -----------------     -----------------
NET LOSS                                                      $ (123,873)             (27,880)
                                                        =================    =================
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                     $ (0.01)               (0.00)
                                                        =================    =================

NET LOSS                                                      $ (123,873)             (27,880)

NET UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES               (3,141)             (23,976)
                                                       -----------------     -----------------

COMPREHENSIVE LOSS                                            $ (127,014)             (51,856)
                                                        =================    =================


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

                                                                    2001                 2000
                                                                  --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                       $ (123,873)             (27,880)
 Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Depreciation                                                   23,340               32,588
     Interest income on investment contract                         (4,854)              (4,604)
     Decrease in receivables                                         6,068                   --
     Decrease (increase) in prepaid expenses                         6,646              (17,555)
     Decrease in other assets                                       11,009                   --
     Increase (decrease) in accounts payable and accrued expense   120,110              (10,026)
     Increase in accrued interest                                   17,731               14,228
     Increase (decrease) in rent deposits                          (37,429)               9,654
                                                                --------------      ------------
          Net cash provided by (used in) operating activities       18,748               (3,595)
                                                                --------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments on notes receivable                                           --                  152
 Purchase of property and equipment                                (20,972)                (873)
 Payments on investment contract                                     3,987                3,688
                                                                --------------      ------------
     Net cash provided by investing activities                     (16,985)               2,967
                                                                --------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank loan                                             5,000                    --
 Proceeds from loan from officers                                       --               30,000
 Payments on mortgage notes payable                                 (7,412)              (6,861)
                                                                --------------      ------------
     Net cash provided by financing activities                      (2,412)              23,139
                                                                --------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             (649)              22,511

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         2,541                1,650
                                                                --------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 1,892               24,161
                                                                ===============     ============
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR INTEREST                          $ 38,813               40,533
                                                                ===============     ============
CASH PAID DURING THE PERIOD FOR INCOME TAXES                          $ --                   --
                                                                ===============     ============


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000

1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K-SB for the fiscal year ended May 31, 2001.

2.   LITIGATION

     Harry and Irene Weiss - On February 9, 2001, the Weisses and the Company concluded a two-day settlement conference before the Hon. Charles G. Case of the United States Bankruptcy Court. The conference culminated in an agreement between the parties to settle the various disputes among them, including the Company's objection to the priority and amount of the Weisses' claim. The parties have agreed on settlement documents and will ask the Bankruptcy Court to approve the terms of the settlement and enter an order establishing the amount and priority of the Weisses' claim. This settlement is contingent on Bankruptcy Court Approval.

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

     The Weisses will renounce and release their shareholder interest in Princeton American Corporation. The parties will provide mutual releases of all claims relating to the Company's bankruptcy case and will dismiss all pending appeals relating to the Weisses' claim and their motion to convert the case from a Chapter 11 to a Chapter 7 proceeding.

     As part of the settlement with the Weisses, the Company will petition the Court for an order establishing the amount and priority of the Weisses' claim according to the settlement. Upon entry of this order and, assuming it is not stayed or appealed, the Company will have six months from entry of the order to pay unsecured creditors pursuant to the Plan as modified.

                         PRINCETON AMERICAN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


2.   LITIGATION, CONTINUED

     Testasecca, et al v. Princeton American Corporation and William C. Taylor -
         On May 22, 2001 Lawrence Testasecca and others filed a complaint in an adversary proceeding in the Bankruptcy Court. Among other things, the Plaintiffs allege that they should be recognized as owners of an unspecified number of shares purchased by them after the Bankruptcy Court proceedings began without establishing that these shares were the subject of allowed interests under the Plan of Reorganization. The Plaintiffs asked the Court to vacate its September 15, 2000 order canceling all outstanding Princeton share certificates and issuing new certificates reflecting the allowed interests of shareholders under the Plan of Reorganization for Princeton American and the Court's prior orders. At least three of the Plaintiffs (Lawrence Testasecca, Charles Crehore and Eugene Targosz) had received actual notice of the bankruptcy, had filed Proofs of Interest pursuant to the July 1977 order of the Court establishing a deadline for filing Proofs of Interest and had voted in favor of the Plan. The remaining Plaintiffs are relatives of two of them. The matter was heard by the Court commencing on May 31, 2001 with final evidence and closing arguments on August 28, 2001. The Court has not issued its ruling as of the date of this report.

     Onset Investment Limited - The company has requested a hearing with respect to its motion for Summary Judgment. Princeton anticipates its maximum exposure to be approximately $25,000 in cash and 70,000 shares of its common stock.

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

          - an adverse result in the Weiss, Testasecca, et al or other litigation referred to in this report;

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

RESULTS OF OPERATIONS:

Since the filing of the 10KSB for the fiscal year ended May 31, 2001, Management has focused on:

- Continuing settlement negotiations with Harry and Irene Weiss with respect to their claim. On February 9, 2001, the Weisses and the Company concluded a two day settlement conference before the Hon. Charles G. Case of the United States Bankruptcy Court. The conference culminated in an agreement between the parties to settle the various disputes among them, including the Company's objection to the priority and amount of the Weisses' claim. The parties have agreed on settlement documents and will ask the Bankruptcy Court to approve the terms of the settlement and enter an order establishing the amount and priority of the Weisses' claim. This settlement is contingent on Bankruptcy Court Approval.

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

     As part of the settlement with the Weisses, the Company has petitioned the Court for an order establishing the amount and priority of the Weisses' claim according to the settlement. Upon entry of this order and, assuming it is not stayed or appealed, the Company will have six months from entry of the order to pay unsecured creditors pursuant to the Plan as modified. A COPY OF THE ORDER APPEARS AS PART II, ITEM 5 OF THIS REPORT.

- The outcome of litigation in the matter of Testasecca, et al v. Princeton American Corporation and William C. Taylor. On May 22, 2001 Lawrence Testasecca and others filed a complaint in an adversary proceeding in the Bankruptcy report. Among other things, the Plaintiffs allege that they should be recognized as owners of an unspecified number of shares purchased by them after the Bankruptcy Court proceedings began without establishing that these shares were the subject of allowed interests under the Plan of Reorganization. The Plaintiffs asked the Court to vacate its September 15, 2000 order canceling all outstanding

     Princeton share certificates and issuing new certificates reflecting the allowed interests of shareholders under the Plan of Reorganization for Princeton American and the Court's prior orders. At least three of the Plaintiffs (Lawrence Testasecca, Charles Crehore and Eugene Targosz) had received actual notice of the bankruptcy, had filed Proofs of Interest pursuant to the July 1977 order of the Court establishing a deadline for filing Proofs of Interest and had voted in favor of the Plan. The remaining Plaintiffs are relatives of Mr. Testasecca and Mr. Targosz. The matter was heard by the Court commencing on May 31, 2001 with final evidence and closing arguments on August 28, 2001. The Court has not issued its ruling as of the date of this report.

- The filing of a motion for Summary Judgement in the matter of Onset Investment Limited and related court proceedings. The company has requested a hearing with respect to its motion for Summary Judgement. Princeton anticipates its maximum exposure to be approximately $25,000 in cash and 70,000 shares of its common stock.

- In anticipation of a settlement of the Weiss claim, the Company has submitted an application to a financial institution for the refinancing of its two office buildings in order to pay off the Vanderford mortgage loan and to generate sufficient funds to satisfy creditors claims aggregating $679,289 plus accrued interest (but not including the Weiss claim), and to establish an operating capital fund. There is no assurance that the Company will be able to raise the necessary funds to accomplish these objectives.

- Implementing the adjustments of outstanding shares and shareholders. On September 15, 2000, The Bankruptcy Court entered its Order: (1) Approving Cancellation of Outstanding Share Certificates and Issuance Of New Certificates, and (2) Barring Claims. A copy of the Order is contained in the Form 8-K set forth in Item 6 of the November 30, 2000 Form 10QSB.

     Pursuant to the Order, American Stock Transfer & Trust was directed to cancel all outstanding shares of the Company. As of October 9, 2000, Princeton's trading symbol "PELT" was officially cancelled by NASD. No further trades will be made under that symbol and no additional shares of stock will be issued until trading is allowed to resume pursuant to the Order. On November 10, 2000, notice was mailed to those shareholders possessing an allowed interest, requesting that the cancelled share certificates be returned to the Company to be replaced by new certificates as authorized by the Order. Once this process is completed, Princeton will have 10,923,918 shares issued and outstanding. The Company has applied to the NASD for registration of the Company's shares for trading on the Over the Counter Bulletin Board Market (OTC:BB). It is anticipated that a new trading symbol will be issued by the NASD if Princeton's application is approved.

- Continuing renovation of the office building at 2222 East Camelback Road. The completion of this project had been disrupted by unresolved issues with Phoenix City Planning authorities due to ADA considerations with respect to upgrading of bathroom access. Now that the company is in compliance with these requirements, it is expected that the improvements will be completed by calendar year end.

- Leasing up of 2222 East Camelback Road. United Title Agency has leased Suite 260 and has committed to occupy Suite 108 commencing on November 1, 2001, at which point this office building will be fully leased. The Company's other office building at 4808 North 22nd Street continues to be fully leased as well.

     THREE MONTHS ENDED AUGUST 31, 2001 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2000.

     We believe that our cash position of $1,892 as of August 31, 2001, coupled with the increased revenues resulting from the continued lease-up of 4808 North 22nd Street, and the leasing to United Title and Nationwide Vision Centers of the spaces at 2222 East Camelback Road will be sufficient to continue operations for the next twelve months (if necessary) under bankruptcy court supervision.

     The increase in net loss in 2001 was due to two factors: (1) a one-time fee of $75,000 which was earned in 2000 and (2) increased costs related to the Weiss and Testasecca litigation.

     The Company is required to pay all unsecured and administrative claims (aggregating $679,289 plus accrued interest, but not including the Weiss claim) in order to emerge from bankruptcy proceedings. In order to raise the capital necessary to accomplish this, the Company plans to either: (1) sell 4808 North 22nd Street or (2) refinance both office buildings. Either of these alternatives (or a combination thereof) should produce sufficient funds to discharge these obligations. Efforts are ongoing to sell the 4808 building. We have a tentative commitment from a lender to refinance both buildings.

PART II - OTHER INFORMATION

Item 5    Other information

          ORDER AND NOTICE OF HEARING ON MOTION TO APPROVE
          SETTLEMENT AND FIX PRIORITY AND AMOUNT OF WEISS CLAIM.


(Lewis and Roca Letterhead)

                     IN THE UNITED STATES BANKRUPTCY COURT

                              DISTRICT OF ARIZONA

In Re:                                  )    Chapter 11
                                        )
PRINCETON AMERICAN                      )    Case No. 96-13675-PHX-JMM
CORPORATION,                            )
                                        )    ORDER AND NOTICE OF
                              Debtor,   )    HEARING ON MOTION TO
                                        )    APPROVE SETTLEMENT AND
EID: 22-1848644                         )    FIX PRIORITY AND AMOUNT OF
                                        )    WEISS CLAIM
                                        )
________________________________________)

          IT IS ORDERED AND NOTICE IS GIVEN that a hearing will be held at the United States Bankruptcy Court, 2929 N. Central Avenue, Phoenix, Arizona, 11th Floor, Courtroom 1 on the 15th day of November at 1:30 o'clock p.m. to consider and act upon:

          Motion filed by Princeton American Corporation, the reorganized debtor, to approve a settlement of the claim filed by Harry and Irene Weiss and to fix the priority and amount of the Weiss claim. Princeton and the Weisses have entered into a settlement whereby the Weisses will be deemed to have a creditor's claim in the amount of $560,000 bearing interest at the rate of 10 percent per annum from February 9, 2001. The claim (1) will be secured by a junior deed of trust against Princeton's property at 4808 N. 22nd Street, Phoenix, Arizona, and (2) must be paid (i) by February 9, 2002 or (ii) upon a sale or refinancing of the 4808 Property, whichever occurs sooner.

          IT IS FURTHER ORDERED that the debtor is directed to provide notice of this hearing by mail to all creditors and to notify stockholders by including the text of this Order and Notice in a 10Q report that Princeton will be filing with the SEC no later than October 15, 2001.

     For further information, consult the motion on file in the office of the Clerk of the United States Bankruptcy Court. Any objection must be made in writing and filed five(5) business days prior to the hearing with the Clerk of the Bankruptcy Court, 2929 N. Central Avenue, Phoenix, Arizona, or file by mailing to:

          Clerk of the U.S. Bankruptcy Court
          P.O. Box 34151
          Phoenix, Arizona 85067-4151

with a copies served upon the attorneys for Princeton American Corporation and the Weisses at:

          Henk Taylor
          Lewis and Roca, LLP
          40 N. Central Avenue
          Phoenix, Arizona 85004-4429
          Attorneys for Princeton American Corporation

          Richard M. Lorenzen
          BROWN & BAIN, P.A.
          2901 North Central Avenue
          Phoenix, Arizona 85001-0400
          Attorneys for Harry & Irene Weiss

          DATED this 10th day of October, 2001.
               UNITED STATES BANKRUPTCY COURT

               /S/ James M. Marlar
               -------------------
               HONORABLE JAMES M. MARLAR
               United States Bankruptcy Judge

Item 6    Exhibits and Reports on Form 8-K

          Testasecca, et al v. Princeton American Corporation, et al. Filed June 27, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   October 22, 2001

                                                PRINCETON AMERICAN CORPORATION




                                                 /s/ William C. Taylor
                                                ________________________________
                                                     William C. Taylor
                                                     President

                                                 /s/ Roderick W. McKinnon III
                                                ________________________________
                                                     Roderick W. McKinnon III
                                                     Corporate Secretary