Form 10QSB
period 2001-11-30
PRINCETON AMERICAN CORP
filed 2002-01-18
CIK 80324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to

                           Commission file No.0-5141

                         Princeton American Corporation
        (Exact name of small business issuer as specified in its Charter)

       Nevada                               22-1848644
       (state or other jurisdiction of      (I.R.S. Employer Identification
       incorporation or organization)       Number)

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

      Yes [X] No [ ]

      10,923,918 shares of Common Stock, par value $.001 per share, were outstanding at November 30, 2001

      Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PRINCETON AMERICAN CORPORATION

                                  FORM 10-QSB

                                     INDEX

PART I  Financial Information                                               Page

     Item 1 - Financial statements (unaudited)

               Unaudited Condensed Balance Sheet - November 30, 2001         3

               Unaudited Condensed Statements of Operations and
               Comprehensive Loss-Three Months and Six Months ended
               November 30, 2001 and November 30, 2000                       5

               Unaudited Condensed Statements of Cash Flows-Six Months
               ended November 30, 2001 and November 30, 2000                 6


               Unaudited Notes to Financial Statements                       7


PART II        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                          9

PART III       Other Information

     Item 5    Other information                                             11

     Item 6    Exhibits and Reports on Form 8-K.                             11




Signatures                                                                   12

Item 1 - Financial Statements (unaudited)

                         PRINCETON AMERICAN CORPORATION
                        UNAUDITED CONDENSED BALANCE SHEET
                               NOVEMBER 30, 2001

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                       $   13,636
     Accounts receivable                                                    392
     Investments in marketable securities                                 6,213
     Prepaid expenses                                                    22,925
     Other receivables                                                   29,770
                                                                     ----------
         Total current assets                                            72,936
                                                                     ----------

PREPAID EXPENSES                                                         49,567

INVESTMENT IN COMMISSION CONTRACT                                       207,789

PROPERTY AND EQUIPMENT, NET                                           1,358,358
                                                                     ----------

                                                                     $1,688,650
                                                                     ==========

                         PRINCETON AMERICAN CORPORATION
                        UNAUDITED CONDENSED BALANCE SHEET
                               NOVEMBER 30, 2001

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Notes payable - current portion                                 $   32,719
     Note payable - other                                               194,656
     Notes payable, officers                                            130,000
     Accounts payable                                                   338,473
     Bankruptcy claims                                                  679,289
     Liabilities settled                                                560,000
     Accrued interest                                                   267,274
     Accrued real estate taxes                                          332,631
     Payroll and sales taxes payable                                     19,761
     Advance rental income and tenant security deposits                  57,336
                                                                     ----------
         Total current liabilities                                    2,612,139

TENANT SECURITY DEPOSITS - LONG TERM                                     47,782
MORTGAGE NOTES PAYABLE                                                1,727,650
                                                                     ----------
                                                                      4,387,571
                                                                     ----------

STOCKHOLDERS' DEFICIT:

     Common stock
         approximately 15,000,000 shares issued and outstanding          15,000
     Additional paid-in-capital                                       2,460,350
     Accumulated deficit                                             (4,751,079)
                                                                     ----------
                                                                     (2,275,729)

     Net unrealized loss on marketable securities                      (423,192)
                                                                     ----------

         Total stockholders' deficit                                 (2,698,921)
                                                                     ----------

         Total liabilities and stockholders' deficit                 $1,688,650
                                                                     ==========

                         PRINCETON AMERICAN CORPORATION
       UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

                                                      THREE MONTHS        THREE MONTHS           SIX MONTHS           SIX MONTHS
                                                         ENDED                ENDED                ENDED                ENDED
                                                   NOVEMBER 30, 2001    NOVEMBER 30, 2000    NOVEMBER 30, 2001    NOVEMBER 30, 2000
                                                   -----------------    -----------------    -----------------    -----------------
REVENUES
     Rental income                                     $ 237,676              182,975              477,616              407,453
     Parking and other                                     7,890                2,765               15,333               80,010
                                                       ---------            ---------            ---------            ---------
                                                         245,566              185,740              492,949              487,463
                                                       ---------            ---------            ---------            ---------

COSTS AND EXPENSES
     Building operating costs                             85,187               87,026              196,701              175,538
     Professional fees                                   113,197               55,596              202,762              115,874
     Payroll and payroll taxes                            30,870               34,684               66,782               69,757
     Ground lease                                         31,553               31,451               62,837               62,486
     Depreciation                                         23,340               32,588               46,680               65,176
     Consulting                                            7,162                5,650                7,162               23,200
     Other                                                19,795               11,869               31,915               23,330
                                                       ---------            ---------            ---------            ---------
         Total costs and expenses                        311,104              258,864              614,839              535,361
                                                       ---------            ---------            ---------            ---------

INCOME (LOSS) FROM OPERATIONS                            (65,538)             (73,124)            (121,890)             (47,898)
                                                       ---------            ---------            ---------            ---------

OTHER INCOME (EXPENSE)
     Interest and dividend income                          4,552                4,848                9,406                9,797
     Interest expense                                   (108,668)             (56,214)            (175,317)            (110,975)
     Gain on settlement of lawsuit                        59,603                   --               59,603                   --
     Other                                               (10,303)              (4,080)             (16,029)              (7,374)
                                                       ---------            ---------            ---------            ---------
                                                         (54,816)             (55,446)            (122,337)            (108,552)
                                                       ---------            ---------            ---------            ---------

NET LOSS BEFORE INCOME TAXES                            (120,354)            (128,570)            (244,227)            (156,450)

INCOME TAXES                                                  --                   --                   --                   --
                                                       ---------            ---------            ---------            ---------

NET LOSS                                               $(120,354)            (128,570)            (244,227)            (156,450)
                                                       =========            =========            =========            =========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED           $   (0.01)               (0.01)               (0.02)               (0.01)
                                                       =========            =========            =========            =========


NET LOSS                                               $(120,354)            (128,570)            (244,227)            (156,450)

NET UNREALIZED LOSS ON MARKETABLE SECURITIES              (8,304)              (9,602)             (11,445)             (33,578)
                                                       ---------            ---------            ---------            ---------

COMPREHENSIVE LOSS                                     $(128,658)            (138,172)            (255,672)            (190,028)
                                                       =========            =========            =========            =========

                         PRINCETON AMERICAN CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

                                                                                    2001                             2000
                                                                                ------------                     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $   (244,227)                        (156,450)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation                                                                 46,680                           65,176
         Interest income on investment contract                                       (9,253)                          (9,103)
         Loss on sale of marketable security                                           8,804                               --
         Gain on settlement of lawsuit                                               (59,603)                              --
         Changes in:
             Accounts receivable                                                       5,676                               --
             Prepaid expenses                                                         20,748                          (42,004)
             Other receivables                                                         2,250                               --
             Other assets                                                             11,009                               --
             Accounts payable and accrued expenses                                   192,479                           69,169
             Accrued interest                                                         77,350                           29,356
             Rent deposits                                                           (69,215)                           9,654
                                                                                ------------                     ------------
              Net cash used in operating activities                                  (17,302)                         (34,202)
                                                                                ------------                     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on notes receivable                                                         --                           18,149
     Purchase of property and equipment                                              (25,895)                            (873)
     Payments on investment contract                                                   7,625                            7,375
                                                                                ------------                     ------------
         Net cash provided by (used in) investing activities                         (18,270)                          24,651
                                                                                ------------                     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                                                       (19,821)                              --
     Proceeds from bank loan                                                          80,546                               --
     Proceeds from loan from officers                                                     --                           30,000
     Payments on mortgage notes payable                                              (14,058)                         (13,861)
                                                                                ------------                     ------------
         Net cash provided by financing activities                                    46,667                           16,139
                                                                                ------------                     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             11,095                            6,588

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           2,541                            1,650
                                                                                ------------                     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     13,636                            8,238
                                                                                ============                     ============

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
-------------------------------------------------

CASH PAID DURING THE PERIOD FOR INTEREST                                        $     85,031                           81,619
                                                                                ============                     ============
CASH PAID DURING THE PERIOD FOR INCOME TAXES                                    $         --                               --
                                                                                ============                     ============
NON-CASH INVESTING ACTIVITIES:

     Transfer of marketable securities                                          $     44,020                               --
                                                                                ============                     ============

                         PRINCETON AMERICAN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000

1.       BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K-SB for the fiscal year ended May 31, 2001.

2.   LITIGATION

     Harry and Irene Weiss - On February 9, 2001, the Weiss's and the Company concluded a two-day settlement conference before the Hon. Charles G. Case of the United States Bankruptcy Court. The conference culminated in an agreement between the parties to settle the various disputes among them, including the Company's objection to the priority and amount of the Weiss's' claim. The parties have agreed on settlement documents and in November the Bankruptcy Court approved the terms of the settlement and entered an order establishing the amount and priority of the Weiss's' claim.

     Under the agreement, Princeton recognized that the Weiss's have an allowed claim of $560,000 as of February 9, 2001. The Company recognized a gain on settlement of $59,603. Interest of $45,000 has been accrued on the claim at the rate of 10% per annum from February 9, 2001. The Company must pay the claim on the earlier of the following events: (1) February 9, 2002; or (2) when the Company sells or refinances its office building at 4808 N. 22nd Street, Phoenix, Arizona (the "4808 Property"). The Weiss's' claim is secured by a third-position deed of trust against the 4808 Property.

     The Weiss's have renounced and released their shareholder interest in Princeton American Corporation. The parties have provided mutual releases of all claims relating to the Company's bankruptcy case and have dismissed all pending appeals relating to the Weiss's' claim and their motion to convert the case from a Chapter 11 to a Chapter 7 proceeding.

     Effective with the entry of the court order on November 20, 2001 approving this settlement, the Company has six months to pay unsecured creditors pursuant to the Plan as modified.

                         PRINCETON AMERICAN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000



2.   LITIGATION, CONTINUED

     Testasecca, et al v. Princeton American Corporation and William C. Taylor -
         On May 22, 2001 Lawrence Testasecca and others filed a complaint in an adversary proceeding in the Bankruptcy Court. Among other things, the Plaintiffs alleged that they should be recognized as owners of an unspecified number of shares purchased by them after the Bankruptcy Court proceedings began without establishing that these shares were the subject of allowed interests under the Plan of Reorganization. The Plaintiffs asked the Court to vacate its September 15, 2000 order canceling all outstanding Princeton share certificates and issuing new certificates reflecting the allowed interests of shareholders under the Plan of Reorganization for Princeton American and the Court's prior orders. At least three of the Plaintiffs (Lawrence Testasecca, Charles Crehore and Eugene Targosz) had received actual notice of the bankruptcy, had filed Proofs of Interest pursuant to the July 1977 order of the Court establishing a deadline for filing Proofs of Interest and had voted in favor of the Plan. The remaining Plaintiffs are relatives of two of them. The matter was heard by the Court commencing on May 31, 2001 with final evidence and closing arguments on August 28, 2001. On November 8, 2001 the Bankruptcy Court issued its Memorandum Decision and Order denying the Plaintiffs claims. The Plaintiffs have appealed this decision to the Federal District Court for the District of Arizona.

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

            an adverse result in the Testasecca, et al, Onset or other litigation referred to in this report;

            any change in tax laws which would change the Company's ability to utilize its tax loss carry-forward or the inability under existing tax laws for the full utilization of such tax loss carry-forward;

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

            the effect of changing economic conditions; and other risks which may be described in our future filings with Securities and Exchange Commission. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.


RESULTS OF OPERATIONS:

Since the filing of the 10QSB for the quarter ended August 31, 2001, Management has focused on:

      Finalizing settlement negotiations with Harry and Irene Weiss with respect to their claim. On February 9, 2001, the Weisses and the Company concluded a two-day settlement conference before the Hon. Charles G. Case of the United States Bankruptcy Court. The conference culminated in an agreement between the parties to settle the various disputes among them, including the Company's objection to the priority and amount of the Weisses' claim. The parties have signed settlement documents and the Bankruptcy Court approved the terms of the settlement and entered an order on November 20, 2001 establishing the amount and priority of the Weisses' claim.

      Pursuant to the Court Order, the Weisses have an allowed claim of $560,000 as of February 9, 2001. Interest will accrue on the claim at the rate of 10% per annum from February 9, 2001 until paid. The Company must pay the claim on the earlier of the following events: (1) February 9, 2002; or (2) when the Company sells or refinances its office building at 4808 N. 22nd Street, Phoenix, Arizona (the "4808 Property"). The Weisses' claim has been secured by a third-position deed of trust against the 4808 Property.

      Accordingly the Weisses have renounced and released their shareholder interest in Princeton American Corporation and have returned their shares in the Company for cancellation. The parties have also dismissed all pending appeals relating to the Weisses ' claim and their motion to convert the case from a Chapter 11 to a Chapter 7 proceeding.

      The outcome of litigation in the matter of Testasecca, et al v. Princeton American Corporation and William C. Taylor. On November 8, 2001 the Bankruptcy Court issued its Memorandum Decision and Order denying each of the Plaintiffs' claims and allegations and denying their Petition for an Order Overturning its September 15, 2000 Order cancelling all existing shares and authorizing the issuance of new certificates to recognized shareholders. This decision preserved the Company's position with respect to the approximately 12,000,000 shares cancelled by that Order. The Plaintiffs have appealed this decision to the Federal District Court for the District of Arizona. No further proceedings have been scheduled as of the date of this report.

      The filing of a motion for Summary Judgment in the matter of Onset Investment Limited and related court proceedings. Princeton's Motion for Summary Judgment was denied by the court and the matter set for trial on limited fact issues. The Company has requested a hearing with respect to its contention that Onset's claim is subordinated to the claims of general creditors and any recovery should be limited to stock in Princeton. Princeton anticipates its maximum exposure to be approximately $25,000 in cash and 70,000 shares of its common stock

      The Company continues to pursue its application to the NASD for registration of the Company's shares for trading on the Over the Counter Bulletin Board Market (OTC:BB). No date for action on the application has been provided by the NASD and there is no assurance that the application will be successful. A new trading symbol will be issued by the NASD if Princeton's application is approved.

      On January 11, 2002 the Company received an oral commitment from the Arizona State Compensation Fund for the refinancing of its two office buildings. Proceeds of these loans should be sufficient to pay off the Vanderford mortgage loan, to generate sufficient funds to satisfy all creditors claims (including the Weiss claim) and to establish an operating capital fund. While the Company anticipates that this loan will be funded during the third quarter, there is no assurance that the loan will be made and the necessary funds received to accomplish these objectives.

      Continuing renovation of the office building at 2222 East Camelback Road. The completion of this project is now in sight. Renovation of the bathroom areas is nearly complete and the final task of painting and carpeting of the common areas should be achieved during the next quarter. On December 1, 2001, United Title Agency leased the remaining space (Suite 108). This building is now fully leased.

      Leasing up of 4808 North 22nd Street. Lease proposals have been accepted by Alliance Residential Company and WRG Design, Inc. to occupy Suite 100, recently vacated by Smith, Shaeffer & Ankeney. WRG will move into this suite upon completion of tenant improvements and Alliance will expand its operation into Suite 150 currently occupied by WRG. Upon completion of this transition (expected to occur in February, 2001), 4808 North 22nd Street will be fully leased.


        THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000

        We believe that our cash position of $13,636 together with the revenues produced by the continued lease-up of both office buildings will be sufficient to continue operations pending receipt of the anticipated funds from the State Compensation Fund. It is expected that the loans from this agency will provide sufficient funds to the Company to allow it to emerge from bankruptcy. It is anticipated that this process will be completed by fiscal year end.

        PART II  -  OTHER INFORMATION

        Item 5      Other information

                    NONE

        Item 6      Exhibits and Reports on Form 8K

                    NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   January 18, 2002

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