Form 10QSB
period 2002-02-28
PRINCETON AMERICAN CORP
filed 2002-04-15
CIK 80324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended February 28, 2002

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

                         PRINCETON AMERICAN CORPORATION

                                  FORM 10-QSB

                                     INDEX

PART I  Financial Information                                               Page

     Item 1 - Financial statements (unaudited)

               Unaudited Condensed Balance Sheet - February 28, 2002         3

               Unaudited Condensed Statements of Operations and
               Comprehensive Income (Loss) - Nine Months and three
               Months ended February 28, 2002 and February 28, 2001          5

               Unaudited Condensed Statements of Cash Flows -
               Nine Months ended February 28, 2002 and February 28, 2001     6


               Unaudited Notes to Financial Statements                       7


     Item 2    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                      9

PART II        Other Information                                            11

     Item 5    Other information                                            11

     Item 6    Exhibits and Reports on Form 8-K.                            11




Signatures

                         PRINCETON AMERICAN CORPORATION

                        UNAUDITED CONDENSED BALANCE SHEET

                               FEBRUARY 28, 2002

                                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $   18,394
    Accounts receivable                                                   17,486
    Investments in marketable securities                                   5,213
    Prepaid expenses                                                      31,143
    Other receivables                                                     27,212
    Deposit                                                                5,000
                                                                      ----------
      Total current assets                                               104,448
                                                                      ----------

PREPAID EXPENSES                                                          44,452

INVESTMENT IN COMMISSION CONTRACT                                        208,566

PROPERTY AND EQUIPMENT, NET                                            1,364,474
                                                                      ----------


                                                                      $1,721,940
                                                                      ==========


                         PRINCETON AMERICAN CORPORATION

                        UNAUDITED CONDENSED BALANCE SHEET

                               FEBRUARY 28, 2002


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:


    Notes payable - current portion                             $    35,030
    Note payable - other                                            245,508
    Notes payable, officers                                         100,000
    Accounts payable                                                347,614
    Bankruptcy claims                                               679,289
    Liabilities settled                                             560,000
    Accrued interest                                                302,328
    Accrued real estate taxes                                       372,358
    Payroll and sales taxes payable                                  29,939
    Advance rental income and tenant security deposits               20,631
                                                                -----------
      Total current liabilities                                   2,692,697

TENANT SECURITY DEPOSITS - LONG TERM                                 51,461
MORTGAGE NOTES PAYABLE                                            1,719,297
                                                                -----------
                                                                  4,463,455
                                                                -----------


STOCKHOLDERS' DEFICIT:

    Common stock

      approximately 15,000,000 shares issued and outstanding         15,000
    Additional paid-in-capital                                    2,460,350
    Accumulated deficit                                          (4,792,673)
                                                                -----------
                                                                 (2,317,323)

    Net unrealized loss on marketable securities                   (424,192)
                                                                -----------

      Total stockholders' deficit                                (2,741,515)
                                                                -----------

      Total liabilities and stockholders' deficit               $ 1,721,940
                                                                ===========

                         PRINCETON AMERICAN CORPORATION

       Unaudited Condensed Statements of Operations and Comprehensive Loss For the Three Months and Nine Months Ended February 28, 2002 and 2001


                                                 THREE MONTHS       THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                    Ended             Ended            Ended          Ended
                                                  February 28,      February 28,    February 28,    February 28,
                                                     2002             2001             2002           2001
                                                   ---------        ---------        ---------      ---------
REVENUES

    Rental income                                  $ 228,576          198,091          706,192        605,545
    Parking and other                                  8,760            3,545           24,093         83,555
                                                   ---------        ---------        ---------      ---------
                                                     237,336          201,636          730,285        689,100
                                                   ---------        ---------        ---------      ---------

COSTS AND EXPENSES

    Building operating costs                          72,536           76,045          269,237        251,583
    Professional fees                                 22,158           24,982          224,920        140,857
    Payroll and payroll taxes                         32,036           36,051           98,818        105,808
    Ground lease                                      31,486           31,201           94,323         93,688
    Depreciation                                      24,100           34,939           70,780        100,115
    Consulting                                         7,500           17,900           14,662         41,100
    Other                                             12,162           11,029           44,077         34,359
                                                   ---------        ---------        ---------      ---------
      Total costs and expenses                       201,978          232,147          816,817        767,510
                                                   ---------        ---------        ---------      ---------

INCOME (LOSS) FROM OPERATIONS                         35,358          (30,511)         (86,532)       (78,410)
                                                   ---------        ---------        ---------      ---------

OTHER INCOME (EXPENSE)

    Interest and dividend income                       4,611            5,101           14,017         14,899
    Interest expense                                 (81,563)         (52,076)        (256,880)      (163,051)
    Gain on settlement of lawsuit                         --               --           59,603             --
    Other                                                 --               --          (16,029)        (7,374)
                                                   ---------        ---------        ---------      ---------
                                                     (76,952)         (46,975)        (199,289)      (155,526)
                                                   ---------        ---------        ---------      ---------

NET LOSS BEFORE INCOME TAXES                         (41,594)         (77,486)        (285,821)      (233,936)

INCOME TAXES                                              --               --               --             --
                                                   ---------        ---------        ---------      ---------

NET LOSS                                           $ (41,594)         (77,486)        (285,821)      (233,936)
                                                   =========        =========        =========      =========

NET LOSS PER COMMON SHARE,                         $   (0.00)           (0.01)           (0.02)         (0.02)
BASIC AND DILUTED                                  =========        =========        =========      =========


NET LOSS                                           $ (41,594)         (77,486)        (285,821)      (233,936)

NET UNREALIZED LOSS ON MARKETABLE SECURITIES          (1,000)          (5,286)         (12,445)       (38,864)
                                                   ---------        ---------        ---------      ---------

COMPREHENSIVE LOSS                                 $ (42,594)         (82,772)        (298,266)      (272,800)
                                                   =========        =========        =========      =========


                         PRINCETON AMERICAN CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

                                                                   2002             2001
                                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                    $(285,821)        (233,936)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation                                                 70,780          100,115
      Interest income on investment contract                      (13,842)         (13,620)
      Rent abatement                                                   --           (7,052)
      Loss on sale of marketable security                           8,804               --
      Gain on settlement of lawsuit                               (59,603)
      Increase (decrease) in cash due to change in:
         Accounts receivable                                      (11,418)         (21,833)
         Prepaid expenses                                          17,645          (62,032)
         Other receivables                                          4,808               --
         Other assets                                               6,009               --
         Accounts payable and accrued expenses                    251,525          129,079
         Accrued interest                                         112,404           44,484
         Rent deposits                                           (102,241)          35,836
                                                                ---------        ---------
          Net cash used in operating activities                      (950)         (28,959)
                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Payments on notes receivable                                       --           18,149
    Purchase of property and equipment                            (56,111)          (5,567)
    Payments on investment contract                                11,437           11,063
                                                                ---------        ---------
      Net cash provided by (used in) investing activities         (44,674)          23,645
                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on notes payable                                     (19,821)              --
    Proceeds from bank loan                                       131,398               --
    Proceeds from (payment on) loan from officers                 (30,000)          30,000
    Payments on mortgage notes payable                            (20,100)         (20,131)
                                                                ---------        ---------
      Net cash provided by financing activities                    61,477            9,869
                                                                ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          15,853            4,555

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        2,541            1,650
                                                                ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  18,394            6,205
                                                                =========        =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR INTEREST                        $ 119,821          105,426
                                                                =========        =========
Cash paid during the period for income taxes                    $      --               --
                                                                =========        =========
NON-CASH INVESTING ACTIVITIES:

    Transfer of marketable securities                           $  44,020               --
                                                                =========        =========
    Assets acquired in return for rent abatement                $      --           70,525
                                                                =========        =========


                         PRINCETON AMERICAN CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001

1. BASIS OF PRESENTATION

   The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended February 28, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K-SB for the fiscal year ended May 31, 2001.

2. LITIGATION

   Harry and Irene Weiss - On February 9, 2001, the Weiss's and the Company concluded a two-day settlement conference before the Hon. Charles G. Case of the United States Bankruptcy Court. The conference culminated in an agreement between the parties to settle the various disputes among them, including the Company's objection to the priority and amount of the Weiss' claim. The parties have agreed on settlement documents and in November the Bankruptcy Court approved the terms of the settlement and entered an order establishing the amount and priority of the Weiss's' claim.

   Under the agreement, Princeton recognized that the Weiss's have an allowed claim of $560,000 as of February 9, 2001. The Company recognized a gain on settlement of $59,603. Interest of approximately $59,000 has been accrued on the claim at the rate of 10% per annum from February 9, 2001. The Company was to have paid the claim on the earlier of the following events: (1) February 9, 2002; or (2) when the Company sells or refinances its office building at 4808 N. 22nd Street, Phoenix, Arizona (the "4808 Property"). The Weiss's' claim is secured by a third-position deed of trust against the 4808 Property. As of February 28, 2002, this claim was unpaid.

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

2. LITIGATION, CONTINUED

                         PRINCETON AMERICAN CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001


   Testasecca, et al v. Princeton American Corporation and William C. Taylor - On May 22, 2001 Lawrence Testasecca and others filed a complaint in an adversary proceeding in the Bankruptcy Court. Among other things, the Plaintiffs alleged that they should be recognized as owners of an unspecified number of shares purchased by them after the Bankruptcy Court proceedings began without establishing that these shares were the subject of allowed interests under the Plan of Reorganization. The Plaintiffs asked the Court to vacate its September 15, 2000 order canceling all outstanding Princeton share certificates and issuing new certificates reflecting the allowed interests of shareholders under the Plan of Reorganization for Princeton American and the Court's prior orders. At least three of the Plaintiffs (Lawrence Testasecca, Charles Crehore and Eugene Targosz) had received actual notice of the bankruptcy, had filed Proofs of Interest pursuant to the July 1977 order of the Court establishing a deadline for filing Proofs of Interest and had voted in favor of the Plan. The remaining Plaintiffs are relatives of two of them. The matter was heard by the Court commencing on May 31, 2001 with final evidence and closing arguments on August 28, 2001. On November 8, 2001 the Bankruptcy Court issued its Memorandum Decision and Order denying the Plaintiffs claims. The Plaintiffs have appealed this decision to the Federal District Court for the District of Arizona. The Company has offered to settle the litigation if the Plaintiffs pay the Company's attorney's fees and costs.

   Onset Investment Limited - The Company's request for a hearing with respect to its motion for Summary Judgment has been denied. The Company has requested a hearing with respect to the nature of the recovery. Princeton anticipates its maximum exposure to be approximately $25,000 in cash and 70,000 shares of its common stock.

3. RELATED PARTY TRANSACTIONS

   The Company is paying a 4% leasing commission on certain leases to an director of the Company. Related party commission expense for the nine months ended February 28, 2002 was $9,319. Payments of $20,000 have been made, resulting in prepaid commissions of $10,681.

4. SUBSEQUENT EVENT

   The Company has received a loan commitment for $4,500,000 to refinance both buildings. The Company intends to use these funds to pay off existing obligations.

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


RESULTS OF OPERATIONS:

Since the filing of the 10QSB for the second quarter ended November 30, 2001, management has focused on:

      Continuing settlement negotiations in the matter of Testasecca, et al adv. Princeton American Corporation and William C. Taylor. On November 8, 2001, the Bankruptcy Court issued its Memorandum Decision and Order denying each of the Plaintiffs' claims and allegations and denying their Petition for an Order overturning its September 15, 2000 Order canceling all existing shares and authorizing the issuance of new certificates to recognized shareholders. This decision upheld the Company's position with respect to the approximately 12,000,000 shares canceled by that Order. The Plaintiffs have appealed this decision and order to The Federal District Court for the District of Arizona. The Company has offered to settle this litigation provided the Plaintiffs pay the Company's attorney's fees and costs and move to dismiss with prejudice the complaint brought in a companion proceeding as well as the appeal from the Bankruptcy Court's Decision and Order denying the Petition. There is no certainty with respect to the outcome of this litigation.

      Pursuit of a settlement with Onset Investment Limited. Princeton's Motion for Summary Judgment in the Onset Investment Limited claim was denied by the court and the matter set for trial on limited fact issues. The Company has requested a hearing with respect to its contention that Onset's claim is subordinated to the claims of general creditors and that any recovery should be limited to stock in Princeton. The Company estimates its maximum exposure to be approximately $25,000 in cash and 70,000 shares of its common stock.

      Conclusion of the processing of its application to the NASD for registration of its shares for trading on the Over the Counter Bulletin Board Market (OTC:BB). The NASD is awaiting verification by the SEC that the Company has complied with and is current with respect to the Commission's reporting requirements. No date for action by the NASD has been provided and there is no assurance that the application will be successful. A new trading symbol will be issued by the NASD if Princeton's application is approved.

      Refinancing of Princeton's two office buildings. The Company has received a loan commitment from Southwest Bank of Phoenix. Proceeds of these loans should be sufficient to pay off the Vanderford mortgage loan, to generate sufficient funds to satisfy allowed creditor's claims including the Weiss settlement. While the Company anticipates that this loan will be finalized during the fourth quarter, there is no assurance that the loan will be made and the necessary amounts received to accomplish these objectives.

      Final work on the common area improvements to the office building at 2222 East Camelback Road. Renovation of the four restrooms is now complete and the painting, carpeting and wallpapering of the common areas should be achieved during the next quarter. This office building is now fully leased.

      Leasing up of 4808 North 22nd Street. During this reporting quarter, leases were executed with WRG Design, Inc. and Alliance Residential Company. WRG has taken over the spaces formerly occupied by Shaefer, Smith, Ankeney Insurance Agency on the first floor of the building for a term of three years. Alliance Residential Company has expanded its five year lease of the entire second floor to include the spaces vacated by WRG. Extensive tenant improvements have been completed in both suites. This office building is now fully leased.

        THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2001

        We believe that our cash position of $18,394 together with the increased revenues from the two fully leased office buildings will be sufficient to continue operations pending receipt of the anticipated loan funds from Southwest Bank. It is anticipated that the loans will provide sufficient funds to the Company to allow it to emerge from bankruptcy in due course.

        PART II  -  OTHER INFORMATION

        Item 5      Other information

                    NONE

        Item 6      EXHIBITS AND REPORTS ON FORM 8K

                    NONE

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date:   April 15, 2002

                                        PRINCETON AMERICAN CORPORATION

                                         /s/  William C. Taylor
                                        __________________________________
                                              William C. Taylor, President

                                          /s/  Roderick W. McKinnon III
                                        __________________________________
                                               Roderick W. McKinnon III
                                               Corporate Secretary