Form 10KSB
period 2002-05-31
PRINCETON AMERICAN CORP
filed 2002-08-28
CIK 80324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549
                                   FORM 10-KSB

           ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                     For the fiscal year ended May 31, 2002

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $1,017,304

The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as of August 28, 2002 as the trading of the Company's shares was halted on October 9, 2000 at the request of the registrant.

The number of shares outstanding of the issuer's common stock, as of the latest practicable date of August 28, 2002 was 10,923,918.

Princeton American Corporation
FORM 10-KSB

                     FOR THE FISCAL YEAR ENDED MAY 31, 2002

                                TABLE OF CONTENTS


         PART I.............................................................................       3
               Item 1 - Description of Business.............................................       3
               Item 2 - Description of Property.............................................       3
               Item 3 - Legal Proceedings...................................................       6
               Item 4 - Submission of Matters to a Vote of Security Holders.................       7
         PART II............................................................................       8
               Item 5 - Market for Common Equity and Related Shareholder Matters............       8
               Item 6 - Management's Discussion and Analysis or Plan of Operation...........       8
               Item 7 - Financial Statements and Supplementary Data.........................       9
               Item 8 - Changes in and Disagreements with Accountants on Accounting
                            Financial Disclosure............................................       9
         PART III...........................................................................      10
               Item 9 - Directors and Executive Officers, Promoters and
                            Control Persons; Compliance with Section 16(a) of the Exchange Act    10
               Item 10 - Executive Compensation.............................................      11
               Item 11 - Security Ownership of Certain Beneficial Owners and Management.....      11
               Item 12 - Certain Relationships and Related Transactions.....................      12
               Item 13 - Exhibits and Reports on Form 8-K...................................      12
         SIGNATURES.........................................................................      12
         FINANCIAL STATEMENTS...............................................................     F-1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from forward-looking statements and projections include, for example:

- a downturn in the Phoenix, Arizona real estate market, particularly one which would adversely affect commercial lease rates;
-    an adverse result in litigation referred to in this report;
- any change in tax laws which would change the Company's ability to utilize its tax loss carry-forward or the inability under existing tax laws for the full utilization of such tax loss carry-forward;
- an inability of the Company to regain listed or trading status on the Over-the-Counter Bulletin Board, NASDAQ, the American Stock Exchange, or some other recognized market or exchange;
- certain operations of the Company, including the formation of alliances with other entities, will indefinitely remain under the jurisdiction of and be subject to the confirmation and approval of the U.S. Bankruptcy Court. Disagreements between the Bankruptcy Court and the Company regarding business decisions could adversely affect the Company;
- the inability of the Company to secure renewals of existing leases at commercially reasonable rates or to promptly replace tenants following the expiration of existing leases;
-    the effect of changing economic conditions; and
- other risks which may be described in our future filings with the Securities and Exchange Commission. The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CURRENT COMPANY BUSINESS.

As of May 31, 2002, Princeton's primary business activity is the management of its assets including two office buildings totaling 50,000 square feet in Phoenix, Arizona. The Company has 2 employees. None of the Company's employees is represented by a labor union and we believe that employee relations are good.

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

The case was tried and on February 4, 1997, the Court issued its order appointing Roger W. Brown as Trustee. Shortly thereafter, the Trustee terminated the then existing management of Princeton and assumed day-to-day management of the Company.

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

ITEM 2.  DESCRIPTION OF  PROPERTY

2222 EAST CAMELBACK ROAD, PHOENIX, ARIZONA.

On March 12, 1992 Princeton acquired this two story building which contains approximately 30,778 rentable square feet of office space. The property includes a banking facility with a drive-in teller's window and a vault on the ground floor. The Company paid approximately $296,000 cash for the building including closing costs and commissions.

Princeton occupies 1497 square feet (4.86%) of the total leasable space in this building. As of May 31, 2002, the balance of the remaining leasable space was occupied by unaffiliated tenants, producing approximately $700,000 of income annually. The Realty Taxes for 2222 are approximately $65,400. Additional information about this property is included in the Property Information and Operating Data Table at the end of this Item 2.

4808 NORTH 22ND STREET, PHOENIX, ARIZONA.

On December 1, 1994, Princeton acquired this 19,226 rentable sq. ft. two story office building. The Company paid $1,000,000 for the building, of which $900,000 was borrowed from the seller at 8% annual interest. As of May 31, 2002 the building is 100% leased and produces approximately $407,000 of income annually. The Realty Taxes are approximately $40,057. Additional information about this property is included in the Property Information and Operating Data Table at the end of this Item 2.

MESA TRAILER PARK COMMISSION RECEIVABLE.

In March, 1994 Princeton acquired a real estate brokerage commission that provides for payments equal to 5% of the total lease payments generated from a 55 year ground lease of a 55-acre mobile home park in Mesa, Arizona. The Company purchased the commission for $60,000 cash and 174,400 shares of restricted Princeton common stock. The lease runs from 1980 to 2031. The commission agreement presently provides quarterly payments of $3,937.50 which are made through an escrow at Security Title Company. The quarterly payments escalate annually to $7,437 per quarter at year 2030. Through May 31, 2002 approximately $332,500 had been paid and $783,218.45 of additional commission will be paid to Princeton through year 2031 pursuant to the agreement. While there can be no assurance that Princeton will receive any or all of these assigned brokerage fees in the future, as of the date of this report all payments have been received on time.

PROPERTY INFORMATION AND OPERATING DATA

2222 East Camelback Road
Phoenix, Arizona

1. Character and Location. Two story office building; 30,778 rentable square feet; includes a banking facility with a drive-in teller window and a bank vault.

2.   Title to Property. Building is subject to a First Deed of Trust:

                           Principal:                   $2,819,976
                           Interest rate:               8.25%
                           Payment:                     $22,503.68
                           Maturity:                    April 2007

(On April 15, 2002, Southwest Bank of Phoenix, one of the prime tenants in the building, made two loans to the Company aggregating $4,500,000. The loans are secured by first deeds of trust on both of the Company's office buildings, in the amount of $2,825,000 for the 2222 East Camelback Road building and $1,675,000 for the 4808 North 22nd Street facility.)

3. Lease Terms. The Building is subject to two 99 year net ground leases that expire in 2073 and 2076. Rent adjusts each 10 years based upon 8% of the fair market value of the ground, excluding improvements. The first lease has a monthly base payment of $4,933, and will next adjust in 2009. The second lease has a monthly payment of $3,100 and will next adjust during the 2003 fiscal year.

4. Renovation or Improvement Plans. In March, 2001, the Company commenced remodeling of the common areas of the building including a renovated lobby, hallways and four bathrooms. These improvements were paid for from the proceeds of a loan obtained from Southwest Bank which was paid in full from the refinance proceeds of the first deed of trust mentioned above.

5. Competitive Conditions. This property is located in an area known as the "Camelback Corridor" which is comprised predominately of Class A office buildings. This area is considered one of the most prestigious in the metropolitan Phoenix. This building competes with both higher and lower priced office space in the immediate vicinity. The current market is strong, with high renewals.

6. Insurance. Management believes that the property is adequately covered by insurance.

7.   General Information.

    (i)  Occupancy Rate - 100% - as of May 31, 2002.

    (ii) Tenants - Rent Roll As of May 31, 2002.

                                                                EFFECTIVE    CURRENT
                               RENTABLE    TENANT   MONTHS TO   RATE/YR/      BASE
              TENANT          SQUARE FEET   SHARE  EXPIRATION  SQUARE FEET  PER MONTH
       -------------------   --------------------------------------------------------
       Princeton American       1,497      4.86%       N/A          N/A         N/A
       Corp.
       Eubanks Consulting         325      1.06%       N/A       $24.00    $    650

       Southwest Bank           8,057     26.17%        40       $22.95    $ 15,410(1)

       GBLS Commercial
       Real Estate
       Services                 3,301     10.73%         6 (2)   $24.00    $  6,602
       United Title Agency      9,541     31.00%        44       $22.92    $ 18,220
       Nationwide Vision        5,084     16.52%        46       $22.50    $  9,533
       International
       Circuit Sales            2,973      9.66%         1       $21.00    $  5,203

(1)  Lessee has two (2) five-year options to renew

(2) Lessee has extended lease to December 1, 2002 with right to terminate after May 1, 2002.

   (iii) Tenants principal business, occupations and professions  -

         Princeton American Corporation - owner and manager of building. Southwest Bank - banking. GBLS Commercial Real Estate Services - real estate brokers. United Title Agency/ First Financial Title Agency - title insurance and escrow services. Nationwide Vision Centers - outpatient laser eye surgery. International Circuit Sales - computer component sales- .Eubanks Consulting, Land Planners, Construction and Development Managers

    (iv) Average rental per square foot for the year ending 5/31/02, $21.81 (not including parking and miscellaneous income)

     (v) Lease Expirations: All leases will expire no later than five years from the date of this filing unless renewed or extended by the lessee.

    (vi) Depreciation Components: The Company depreciates the buildings primarily over lives of 39 years, using the Modified Accelerated Cost Recovery Method for federal income tax purposes.

PROPERTY INFORMATION AND OPERATING DATA

4808 North 22nd Street
Phoenix, Arizona

1. Character and Location. Two story office building; 19,226 square feet; located at 4808 North 22nd Street, Phoenix, Arizona.

2.   Title to Property. Building is subject to a first deed of trust:


       Principal:                     $1,671,991
       Interest rate:                 8.0%
       Payment:                       $13,058.97
       Maturity:                      April 2004

3. Lease Terms. Subject to a ground lease which expires July 31, 2031. The current rent rate is $2,461.93 per month, subject to annual adjustment based on the Consumer Price Index.

4. Renovation or Improvement Plans. On December 5, 2000, the Company leased the second floor (comprised of 10,075 square feet) to Alliance Investors, LLC. for a period of five years. As a condition of this lease, the Tenant completely renovated this space at a cost in excess of $200,000 of which approximately $100,000 was contributed by the Company. During the months of January and February, 2002, the Company leased Suite 150 previously occupied by Shaeffer-Smith-Ankeney Insurance Agency to WRG Design, LLC. for a new three year term. The cost of tenant improvements to the new WRG spaces of approximately $26,500 was paid by the Company. Alliance Investors, LLC (the tenant in Suite 200) expanded its occupancy of the entire second floor of this building to include the former WRG spaces and has made extensive improvements to that suite at its own expense. This office building is now fully leased.

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

7.   General Information.

     (i)  Occupancy Rate: 100% - effective as of May 31, 2002.

     (ii) Tenants - Rent Roll as of May 31, 2002.

                                                            EFFECTIVE
                                                             RATE/YR/
                             RENTABLE    TENANT   MONTHS TO   SQUARE    CURRENT
          TENANT            SQUARE FEET   SHARE  EXPIRATION    FEET      BASE
  ----------------------   ------------------------------------------  --------
  Alliance Investors, LLC     10,075      52,40%     43       $20.25    $17,002


  Alliance Investors, LLC      3,302      17.17      20       $20.25    $ 5,572

  WRG Design                   5,849      30.43%     33       $21.75    $10,601

     (iii) Principal business, occupations and professions -

          Alliance Investors, LLC - residential real estate. WRG Design - Civil Engineers, Landscape Architecture

     (iv) Average effective rental per square foot for year ending 5/31/02 - $20.71 (not including parking and miscellaneous income)


     (v) Lease Expirations: All leases will expire no later than five years from the date of this filing unless renewed or extended by lessee.

     (vi) Depreciation Components: The Company depreciates the buildings primarily over lives of 39 years, using the Modified Accelerated Cost Recovery Method for federal income tax purposes.

ITEM 3.  LEGAL PROCEEDINGS

CHAPTER 11 BANKRUPTCY LITIGATION.

ADMINISTRATIVE CLAIMS.

Administrative claims for professional and other services have been paid by the Company.

UNSECURED CREDITOR CLAIMS.

During the initial stage of the bankruptcy proceedings, creditors filed 65 proofs of claim aggregating $5,001,503. These proofs of claim had been litigated or settled, reducing the number of claims to 50 and the amount to $1,468,564, including principal and interest, at the end of fiscal year 2001. As of May 31, 2002, only 34 General Creditor's claims remain unpaid and are the subject of pending litigation or other disposition by the Bankruptcy Court.

SHAREHOLDER CLAIMS.

As reported in the May 31, 2000 10KSB, equity shareholders filed approximately 900 proof of interest claims, allegedly representing 14,840,000 shares. These claims were reviewed by management and litigated or settled by agreements which were confirmed by Court orders reducing such outstanding shares to approximately 8,488,828 shares. During the current reporting year, the outstanding shares were further reduced to 6,554,351 by taking into consideration the 10 to 1 reverse split which occurred in December 1995 and which had not been calculated with respect to some of the shareholder's interests.

Unresolved Claims. All proof of interest claims have been resolved by the Court with the exception of the following matters:

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

There are 26 claims which remain on the company's books that management believes are invalid. These claims will remain on the books until a formal determination has been made as to their invalidity. The aggregate value of these disputed claims is $133,433 including interest and principal.

RESOLVED CLAIMS.

A proof of claim had been filed with the bankruptcy court by Harry and Irene Weiss in the amount of $812,707 which was objected to by the company and resulted in several lawsuits. (See note 8 to the financial statements) This issue was settled on February 9, 2001. The company agreed to pay the Weiss's $560,000 in cash plus 10% interest until paid. During the year ended 5-31-02 the settlement amount of $560,000 plus accrued interest in the amount of $76,823 was paid in full settlement of this claim.

CURRENT LITIGATION:

    Testasecca, et al v. Princeton American Corporation and William C. Taylor. On May 22, 2001 Lawrence Testasecca and others filed a complaint in an adversary pleading in the Bankruptcy Court. Among other things, the Plaintiffs alleged that they should be recognized as owners of an unspecified number of shares that they purchased after the Bankruptcy Court proceedings began without establishing that these shares were the subject of allowed interests under the Plan of Reorganization. The Plaintiffs petitioned the Court to vacate its September 15, 2001 order which canceled all outstanding Princeton American share certificates and authorized the issuance of new certificates reflecting the allowed interests of shareholders under the Plan of Reorganization. At least three of the Plaintiffs (Larry Testasecca, Charles Crehore and Eugene Targosz) received actual notice of the bankruptcy, had filed Proofs of Interest pursuant to the July 1997 order of the Court establishing a deadline for filing Proofs of Interest and had voted in favor of the Plan. The remaining Plaintiffs are relatives of Mr. Targosz and Mr. Testasseca.

    On November 8, 2001, the Court issued a Memorandum Decision and Order denying Plaintiffs petition. Plaintiffs appealed this decision to the U.S. District Court for the District of Arizona. On July 8, 2002, the District Court dismissed the appeal because of the failure of the plaintiffs to pursue it. The remaining segment of the lawsuit is the subject of a Motion for Summary Judgment filed by the Company and William C. Taylor seeking its dismissal.


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

    Management expects to call for a shareholder's meeting at 10:00 AM on October 30, 2002 at a location to be announced.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Princeton's Common Stock had traded on the over-the-counter market "pink sheets" since the Company was delisted from the NASDAQ (Small Capital) Market in November 1996, until the following events took place:

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

Effective as of October 9, 2000 the trading symbol "PELT" was cancelled by the NASD at the Company's request and no further trades will be made under that symbol. The Company is currently processing exchanges of cancelled share certificates for new certificates.

The Company has applied to the NASD through the sponsoring brokerage firm of Peacock, Hislop, Staley and Given, Inc. to be listed on the Over the Counter Bulletin Board (OTCBB) with a view toward establishing a broader market for Princeton Shares.

Princeton has never paid any cash dividends on any equity securities, and no change of this policy is under consideration by the Board of Directors.

Recent Sales of Unregistered Securities.  None.

CONFIRMATION OF SECURITIES HOLDINGS

The final shareholder equity base established by Order of the Bankruptcy Court is set forth below:

     Shares recognized as of May 31, 2001. (2)                      6,554,351
     Shares recognized for issuance to William C. Taylor.(1)        4,369,567
           TOTAL SHARES (2)                                        10,923,918

(1) Represents forty percent (40%) of the total of all of Princeton's common stock which was outstanding as of the Final Order Allowing Shares. In the event that the Onset claim is subordinated to Class 12 Claims pursuant to
    Section 510(b) of the Bankruptcy Code, Taylor's shares will be increased in order to maintain his 40% ownership of the stock of Princeton American Corporation. This could result in a dilution in the value of shares held by other shareholders.

(2) Represents a downward adjustment in total shares from 14,148,047 as set forth in the May 31, 2000 and 2001 10KSBs This adjustment conforms with the Final Order Allowing Shares, after taking into consideration certain shares for which the 10:1 reverse split calculation had not been made.

(3) As of 5-31-02 10,928,418 shares of common stock have been approved by the Bankruptcy Court of which 7,460,893 have been issued to 347 holders of record. 3,462,525 shares have been non- responsive and represent 2,240 holders.

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS BACKGROUND:

During the past year Princeton American management has focused on:

1. Upgrading the Company's two office buildings and solving the problems resulting from the "deferred maintenance" policies of prior management;

2. Completing the task of establishing a final shareholder base and revitalizing the market for Princeton's shares;

3. Returning the Company to financial stability including refinancing of both office buildings; and

4. Payment of substantially all of the creditors claims, thereby moving Princeton closer to emergence from the bankruptcy proceedings. The proceeds resulting from the Southwest Bank loans were used to clear all of the company's prior debt including principal and interest to bankruptcy claimants. The balance is on deposit with the company's bank and will be used for working capital. 31 claims are still on the company's books which management considers invalid. At such time as the validity of these claims is determined an additional adjustment will be made.


The shareholder base has been carefully analyzed and significantly modified by Court Orders. All old share certificates have been cancelled and new share certificates issued to shareholders who have tendered their old shares.

The Company also focused its attention on the rehabilitation and marketing of its two office buildings, which have benefited from the increase in demand for office space in the Phoenix market over the past five years. Several tenant leases have matured and have either been rolled over at higher prices, or the tenants have moved elsewhere allowing the Company to replace them with higher rent paying tenants. The office building at 2222 East Camelback Road is fully occupied with annual gross revenues exceeding $700,000. It is now known as the "Southwest Bank Building" in acknowledgement of that financial institution's lease of the west half of the ground floor including the banking facilities formerly occupied by Wells Fargo Bank. The lease runs for five years with two five-year renewal options. Southwest Bank has completely refurbished this 8,057 square foot space. As of 5-31-02 the 2222 East Camelback Road building is 100% occupied.

The office building at 4808 North 22nd Street was leased to Alliance Investors, LLC. for a five year term commencing in February, 2001 and WRG Design for a three year term commencing in February, 2002. Now fully occupied, this building is currently producing approximately $407,900 in annual revenues.

Management does not anticipate needing additional capital during the next twelve months and believes that it has sufficient captial to fund any capital expenditures.

Management believes that the completion of these "clean up" activities this year will put Princeton a major step closer to attracting potential investors and merger prospects (in particular those that can take advantage of the Company's $14,000,000 tax loss carry forward). Armed with a fundamentally sound financial statement, management intends to pursue all available opportunities for strategic alliances and potential acquisitions, with a view toward enhancing shareholder value. While there can be no assurance that the Company will be successful in doing so, Princeton has applied to the NASD to have its securities qualify for trading on the OTC Bulletin Board.


ITEM 7.  FINANCIAL STATEMENTS

The full text of the Company's audited, consolidated financial statements for the fiscal years ended May 31, 2002 and 2001 begins on page F-1 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company as of May 31, 2002 were:

   NAME                        AGE    POSITION              DATE ELECTED (*)
   ----                       -----   --------              ----------------
   William C. Taylor           70    Chairman, CEO &        December 20, 1997
                                     Director
   Roderick W. McKinnon III    55    Secretary, Treasurer   December 20, 1997
                                     & Director
   Scott E. Bird               78    Director               December 20, 1997

(*) Pursuant to Article III Section 3.9 of the Plan of Reorganization, the Directors took office on the "Effective Date" of the Plan.

On May 1, 2001 Mr. Bird resigned as Treasurer and CFO of the Company. Mr. McKinnon assumed that office on the same date.

                                     RESUMES

Scott E. Bird is the Managing Consultant of SASolutions, LLC, an integrated business and information technology consulting group and President of Pacific Aviation Services, an international aviation procurement and support company. Mr. Bird served as Director and Chief Financial Officer of the Company until his resignation as CFO in May, 2001. His term as a director will expire on the date of the next Annual Shareholder's Meeting.

William C. Taylor served the Company as Executive Vice-President from July 1991 to April 1995 and as a Director from August 1994 to April 1995. Mr. Taylor is a member (inactive) of the State Bar of Arizona and is a licensed realtor. He is a managing partner in several real estate development companies. Mr. Taylor has served as Chairman and Chief Executive Officer of the Company since its reorganization. His term of office will expire on the date of the next Annual Shareholders Meeting.

Roderick W. McKinnon III has been a Director and Secretary of the Company since 1997. He assumed the additional office of Treasurer on May 1, 2001. Since 1974, Mr. McKinnon has been President of R.W. McKinnon & Co., Inc., an investment banking and development service company. He graduated from Northern Arizona University with a degree in Political Science and serves on several boards of directors. His term of office will expire on the date of the next Annual Shareholders Meeting.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for the fiscal year ended May 31, 2002 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and other executive officers.

SUMMARY COMPENSATION TABLE

    NAME AND PRINCIPAL      ANNUAL CASH               SECURITIES    ALL OTHER
       POSITION             COMPENSATION    OTHER (1)   OPTIONS    COMPENSATION
       --------             ------------    ---------   -------    ------------

  William C. Taylor         $96,000         $ 1,200      -0-          -0-
  Chairman CEO and
  Director

  Roderick W McKinnon       -0-             $ 1,200      -0-          -0-
  Secretary Treasurer
  Director

  Scott E Bird (2)
  Director                  -0-             $ 1,200      -0-          -0-

(1) Directors are compensated at the rate of $200 for each formal meeting of the Board of Directors. There were six meetings in fiscal year 2002. These fees are unpaid as of May 31, 2002.

(2) Mr. Bird is a shareholder of SASolutions, L.L.C. a financial consulting firm which received approximately $3,150.00 through May 31, 2002 for consulting services to the company.

(3) Mr. McKinnon is associated with a real estate brokerage company that assisted Princeton with the leasing of several of its Suites. In connection with these services this firm will be paid $67,793.26 in real estate leasing commissions. As of May 31, 2002 $45,000 of this amount had been paid.



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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


     8K Dated June 27, 2001 Regarding the Testasecca, Etal vs Princeton American and William C. Taylor litigation

     8K dated June 18, 2002 regarding Princeton American's motion to the Bankruptcy Court regarding non responsive claimants and shareholders. The motion asked for the court's permission to cancel shares and claims of non responsive shareholder's after the company made certain efforts to locate each of these people. This motion was granted by the Court on July 31, 2002.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON AMERICAN CORPORATION

By: /s/ William C. Taylor
    ------------------------------------
         William C. Taylor
         Chairman, CEO and Director

Date:    8/28/02
         -------------------------------

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                    TITLE                 DATE
                     ---------                    -----                 ----
      By: /s/ William C. Taylor             Chairman, CEO and          8/28/02
         -------------------------          Director                   -------
             William C. Taylor

      By: /s/ Scott E. Bird                 Treasurer, CFO and         8/28/02
         -------------------------          Director                   -------
             Scott E. Bird

      By: /s/ Roderick W. McKinnon III      Secretary and Director     8/28/02
         ------------------------------                                -------
             Roderick W. McKinnon III

                         PRINCETON AMERICAN CORPORATION

                              FINANCIAL STATEMENTS

                               For the Years Ended

                              May 31, 2002 and 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Princeton American Corporation

We have audited the accompanying balance sheets of Princeton American Corporation as of May 31, 2002 and 2001, and the related statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton American Corporation as of May 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has been involved in litigation and been under supervision of the Bankruptcy Court since 1997. Because of this and other factors, the Company has not been able to generate net income from operations since its reorganization and the Company has a stockholders' deficit of $2,848,199 at May 31, 2002. In April 2002, the Company refinanced its office buildings, which allowed the Company to settle certain litigation and substantially pay its bankruptcy claims. Management's current plans to operate the Company are described in Note 1; however, management has not had adequate time to demonstrate if its plans will be successful. As such, there still exists substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Evers & Company, Ltd.
Phoenix, Arizona
August 6, 2002

                         PRINCETON AMERICAN CORPORATION
                                 BALANCE SHEETS
                              MAY 31, 2002 AND 2001

                                     ASSETS

                                                                                   2002           2001
                                                                                   ----           ----
Current assets:
    Cash and cash equivalents                                                   $ 49,155          2,541
    Loan retention account                                                       224,605              -
    Accounts receivable, less allowance for doubtful accounts
       of $30,293 at May 31, 2002                                                 38,477          6,068
    Investments in marketable securities                                          45,762         61,678
    Prepaid expenses                                                              59,377         33,442
    Other assets                                                                  26,365         11,009
                                                                             ------------   ------------
       Total current assets                                                      443,741        114,738
                                                                             ------------   ------------

PREPAID EXPENSES                                                                  55,976         59,798

INVESTMENT IN COMMISSION CONTRACT                                                209,361        206,161

PROPERTY AND EQUIPMENT, NET                                                    1,394,239      1,379,143

LOAN COSTS, net of accumulated amortization of $3,143
    at May 31, 2002                                                               59,018              -
                                                                             ------------   ------------

       Total assets                                                          $ 2,162,335      1,759,840
                                                                             ============   ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
    Mortgage notes payable - current portion                                    $ 53,990         30,558
    Note payable - other                                                               -        133,931
    Notes payable, officers                                                       89,000        130,000
    Accounts payable                                                              21,762        184,678
    Bankruptcy claims                                                            169,773        679,289
    Liabilities in dispute                                                             -        619,603
    Accrued interest                                                              89,380        189,924
    Accrued real estate taxes                                                     43,941        310,221
    Payroll and sales taxes payable                                               13,076         15,487
    Advance rental income and tenant security deposits                            35,473        126,317
                                                                             ------------   ------------
       Total current liabilities                                                 516,395      2,420,008

TENANT SECURITY DEPOSITS - LONG TERM                                              56,163         48,016
MORTGAGE NOTES PAYABLE, NET OF CURRENT PORTION                                 4,437,976      1,743,869
                                                                             ------------   ------------
                                                                               5,010,534      4,211,893
                                                                             ------------   ------------


STOCKHOLDERS' DEFICIT:
    Common stock, par value $.001, 110,000,000 shares authorized
       see note 7 regarding shares issued and outstanding                         15,000         15,000
    Additional paid-in-capital                                                 2,460,350      2,460,350
    Accumulated deficit                                                       (5,329,074)    (4,506,852)
                                                                             ------------   ------------
                                                                              (2,853,724)    (2,031,502)

    Net unrealized gain (loss) on marketable securities                            5,525       (420,551)
                                                                             ------------   ------------

       Total stockholders' deficit                                            (2,848,199)    (2,452,053)
                                                                             ------------   ------------

       Total liabilities and stockholders' deficit                           $ 2,162,335      1,759,840
                                                                             ============   ============

                 See accompanying notes to financial statements



                         PRINCETON AMERICAN CORPORATION

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                    For the Years Ended May 31, 2002 and 2001

                                                    2002            2001
                                                    ----            ----
REVENUES

     Rental income                             $   983,716        837,326
     Parking and other                              33,588         90,119
                                               -----------    -----------
                                                 1,017,304        927,445
                                               -----------    -----------
COSTS AND EXPENSES

     Building operating costs                      337,082        334,956
     Professional fees                             209,222        166,993
     Payroll and payroll taxes                     131,053        140,986
     Ground lease                                  125,809        124,972
     Depreciation and amortization                 109,363         93,472
     Consulting                                     29,256         49,650
     Other                                          64,189         50,912
                                               -----------    -----------
         Total costs and expenses                1,005,974        961,941
                                               -----------    -----------

INCOME (LOSS) FROM OPERATIONS                       11,330        (34,496)
                                               -----------    -----------

OTHER INCOME (EXPENSE)

     Interest and dividend income                   18,904         19,766
     Interest expense                             (356,849)      (235,928)
     Loss on settlement of claims                  (44,562)            --
     Impairment of marketable securities          (441,800)            --
     Other                                          (9,195)       (12,424)
                                               -----------    -----------
                                                  (833,502)      (228,586)
                                               -----------    -----------

NET LOSS BEFORE INCOME TAXES                      (822,172)      (263,082)

INCOME TAXES                                            50             50
                                               -----------    -----------

NET LOSS                                       $  (822,222)      (263,132)
                                               ===========    ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED   $     (0.07)         (0.02)
                                               ===========    ===========


NET LOSS                                       $  (822,222)      (263,132)

NET UNREALIZED LOSS ON MARKETABLE SECURITIES       (15,724)       (45,360)
                                               -----------    -----------

COMPREHENSIVE LOSS                             $  (837,946)      (308,492)
                                               ===========    ===========

                 See accompanying notes to financial statements




                            PRINCETON AMERICAN CORPORATION
                     Statement of Changes in Stockholders' Deficit
                       For the Years Ended May 31, 2002 and 2001

                                                                                                        Unrealized
                                                                        Additional                      Gain (Loss)
                                                          Common         Paid-in       Accumulated           on
                                                          Stock          Capital       Deficit           Securities
                                                      --------------    ----------    -------------   --------------

Balance at May 31, 2000                               $   15,000         2,460,350     (4,243,720)       (375,191)

Net loss for the year
     ended May 31, 2001                                       --                --       (263,132)             --

Unrealized loss on
     marketable securities                                    --                --             --         (45,360)

                                                      ----------        ----------     ----------      ----------

Balance at May 31, 2001                                   15,000         2,460,350     (4,506,852)       (420,551)

Net loss for the year
     ended May 31, 2002                                       --                --       (822,222)             --

Impairment of
     marketable securities                                    --                --             --         441,800

Unrealized loss on
     marketable securities                                    --                --             --         (15,724)

                                                      ----------        ----------     ----------      ----------

Balance at May 31, 2002                               $   15,000         2,460,350     (5,329,074)          5,525
                                                      ==========        ==========     ==========      ==========



                 See accompanying notes to financial statements




                         PRINCETON AMERICAN CORPORATION

                            STATEMENTS OF CASH FLOWS

                    For the Years Ended May 31, 2002 and 2001

                                                                                              2002                 2001
                                                                                              ----                 ----
Cash flows from operating activities:

      Net loss                                                                           $ (822,222)            (263,132)
      Adjustments to reconcile net loss to net
           cash used in operating activities:
           Depreciation                                                                     109,363               93,472
           Interest income on investment contract                                           (18,450)             (18,155)
           Rent income allowance in exchange for tenant payment of costs                   (121,424)             (33,634)
           Impairment on marketable securities                                              441,800                    -
           Loss on settlement of claims                                                      44,562                    -
           Loss on disposition of assets                                                          -                1,248
           Increase (decrease) in cash due to change in:
               Accounts receivable                                                          (32,409)              (6,068)
               Prepaid expenses                                                              (9,618)             (73,073)
               Other assets                                                                 (27,851)             (11,009)
               Accounts payable and accrued expenses                                       (431,608)             113,372
               Bankruptcy claims                                                         (1,045,869)                   -
               Accrued interest                                                            (100,544)              67,761
               Rent deposits                                                                  8,434               43,353
                                                                                  ------------------     ----------------
                Net cash used in operating activities                                    (2,005,836)             (85,865)
                                                                                  ------------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Payments on notes receivable                                                                -               18,149
      Purchase of property and equipment                                                    (91,023)             (82,903)
      Payments on investment contract                                                        15,442               14,977
                                                                                  ------------------     ----------------
           Net cash used in investing activities                                            (75,581)             (49,777)
                                                                                  ------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on notes payable                                                            (265,329)                   -
      Conversion of account payable to note payable                                               -               19,821
      Proceeds from (payment on) loan from officers                                         (41,000)              30,000
      Payments on mortgage notes payable                                                 (1,910,272)             (27,398)
      Payment of loan costs on mortgage notes payable                                       (62,161)                   -
      Proceeds from mortgage notes payable, net of retention                              4,275,395                    -
      Proceeds from bank loans                                                              131,398              114,110
                                                                                  ------------------     ----------------
           Net cash provided by financing activities                                      2,128,031              136,533
                                                                                  ------------------     ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    46,614                  891

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  2,541                1,650
                                                                                  ------------------     ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 49,155                2,541
                                                                                  ==================     ================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR INTEREST                                                  $ 538,478              153,443
                                                                                  ==================     ================
CASH PAID DURING THE PERIOD FOR INCOME TAXES                                                   $ 50                   50
                                                                                  ==================     ================
NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Issuance of rent credits for tenant improvements paid by tenant                      $ 30,293              107,225
                                                                                  ==================     ================


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.          BASIS OF PRESENTATION

            The following is a summary of the significant accounting policies followed by Princeton American Corporation (the Company). The policies conform with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as disclosures of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

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

            As of May 31, 2002 the Company had a stockholders' deficit of
                  $2,848,199. Additionally, the Company has not been able to generate net income from operations since its reorganization. The Company is currently under the jurisdiction of the Bankruptcy Court and is still involved in certain litigation, as described in Notes 7 and 8 to these financial statements. To address these uncertainties, management has taken the following actions.

o    Obtained financing for both of its commercial office buildings

o Implemented changes, which it believes will reduce the cost of operating the buildings.

o Settled a substantial portion of litigation, which management expects will reduce legal and professional fees during the year ending May 31, 2003.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     a. BASIS OF PRESENTATION, CONTINUED

          o Expects to be released from the supervision of the Bankruptcy Court, with settlement of the Weiss litigation,

          o    Intends to pursue listing of the Company's stock on NASDAQ

          o Intends to explore the possibility of future mergers and/or acquisitions

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

     d. ACCOUNTS RECEIVABLE

            Accounts receivable represents rent and other amounts due. An allowance is provided on a specific identification basis for all balances which management estimates may not be fully collectible

      e.    MARKETABLE SECURITIES, AVAILABLE FOR SALE

            Marketable securities available for sale are recorded at their quoted market prices. Unrealized gains and losses on these securities are included as a separate component of comprehensive income and shareholders' equity until realized. Realized gains and losses on securities available for sale are computed based upon the average cost of the investment.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

      i.    EARNINGS PER SHARE

            The Company has adopted Statement of Financial Accounting
                  Standards No. 128 "Earnings Per Share". The standard simplifies the standards of computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was approximately 11,000,000 for the years ended May 31, 2002 and 2001. There is uncertainty regarding the number of shares outstanding. Please read note 7.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



2.    INVESTMENTS IN MARKETABLE SECURITIES AVAILABLE FOR SALE

      Marketable securities consist of the following investments in common stock at May 31, 2002 and 2001:

                                                2002             2001
                                                ----             ----

        Exten Industries                  $   37,857           55,465
        Stratford American                     3,000            4,000
        Other securities                       4,905            2,213
                                             -------        ---------
                                          $   45,762           61,678
                                          ==========        =========

      The total net unrealized gain at May 31, 2002 was $5,525 and the total net unrealized loss at May 31, 2001 was $420,551. The net unrealized loss increased by $15,724 and $45,360 during the years ended May 31, 2002 and 2001, respectively.

       The Company retains investments in Trans Pacific Group and Sgarlato
            Laboratories; however, management considers these investments to be permanently impaired. The Company recognized a loss of $441,800 on these investments during 2002.

3.    INVESTMENT IN COMMISSION CONTRACT

      In March 1994, the Company acquired the rights to the commission on a ground lease for a mobile home park in Mesa, Arizona. The commission is based upon a fifty-five (55) year ground lease. Annual payments ranged from $11,750 in 1994 to $27,000 in 2031. For the years ended May 31, 2002 and 2001, the commission contract was valued at $209,361 and $206,161, respectively. The valuation is determined by calculating the net present value of the quarterly payments at an imputed interest rate of twelve percent (12%). The Company recognizes any fluctuation in the investment as interest income or expense in the year of fluctuation.

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at May 31, 2002 and 2001:

                                              2002                    2001
                                              ----                    ----

Office buildings                          $ 1,296,786             1,296,786
Leasehold improvements                        697,167               577,950
Office furniture and equipment                  6,240                 4,140
                                          -----------           -----------
                                            2,000,193             1,878,876
Less:  Accumulated depreciation              (605,954)             (499,733)
                                          -----------           -----------
                                          $ 1,394,239             1,379,143

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


5.    NOTES PAYABLE

      During the year ended May 31, 2002 the Company refinanced the 2222 E.
            Camelback Road office building for $2,825,000 and the 4808 N. 22nd Street office building for $1,675,000. The proceeds from the refinancing were used to payoff the existing mortgage notes, pending legal claims and bankruptcy claims. An escrow account for property taxes was set up using funds from the notes and monthly payments of one-twelfth of the annual property taxes are to be made to this account. A portion of the proceeds to be used for settlement of the various claims has been set aside in a loan retention account. The funds are advanced to the Company as needed to payoff existing liabilities. The mortgage notes are secured by a first deed of trust and an assignment of the rents and related receivables of the respective office buildings.

      The terms of the Vanderford note that was paid off have been under dispute since the bankruptcy court modified the terms. The Company reached a settlement with Vanderford of $1,100,000 to cover outstanding principal and interest. This amount was $127,812 in excess of what had been recorded by the Company as a liability, and has been recorded as a loss on settlement.

      Mortgage notes payable consist of the following at May 31, 2002 and 2001:

                                                                                                2002                    2001
                                                                                                ----                    ----
            Mortgage  note  payable,  secured  by a first  deed of  trust  on the building at 2222 E. Camelback Road,  payable in monthly  installments
            of $22,504 including interest at 8.25%, through April 2007                      $ 2,819,976                    -

            Mortgage  note  payable,  secured  by a first  deed of  trust  on the building  at 4808 N. 22nd St.,  payable  in monthly  installments  of
            $13,059 including interest at 8%, through April 2004                              1,671,990                    -

            Mortgage  note  payable,  secured  by a first  deed of  trust  on the building  at 4808 N. 22nd St.,  payable  in monthly  installments  of
            $6,946 including interest at 8%, repaid in 2002                                           -              806,826





                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


5.    NOTES PAYABLE, CONTINUED

            Mortgage note payable,  Vanderford,  secured by a first deed of trust on the  building at 2222 E.  Camelback  and a second deed of trust on the  building  at 4808 N. 22nd St.,  payable in monthly  installments
            of $7,338 including interest at 8%, repaid in 2002                                         -             967,601
                                                                                            -------------         ----------
                                                                                               4,491,966           1,774,427
            Less current portion                                                                 (53,990)            (30,558)
                                                                                            -------------         ----------

            Long-term debt, net of current portion                                           $ 4,437,976           1,743,869
                                                                                              ==========          ==========


      Notes payable - other consist of the following at May 31, 2002 and 2001:

                                                                                                 2002                2001
                                                                                                 ----                ----
            Line of credit of $200,000, interest accrued at prime plus 2%,
            repaid in 2002                                                                  $           -           114,110

            Note due in monthly installments of $3,500 with a balloon payment of
            $12,821 due in August 2001, interest at 12%, secured by
            investment in Exten stock, repaid in 2002                                                   -            19,821
                                                                                             ------------         -----------


                                                                                             $          -         $ 133,931
                                                                                             ============         ===========


        Maturities of long-term debt at May 31, 2002 are as follows:

            YEAR ENDED MAY 31,                            AMOUNT

                  2003                            $       53,990
                  2004                                 1,689,048
                  2005                                    41,626
                  2006                                    45,245
                  2007                                 2,662,057
                                                       ---------

                                                      $4,491,966

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


6.    NOTES PAYABLE, OFFICERS AND RELATED PARTY TRANSACTIONS

      At May 31, 2002, the Company owed an officer $89,000 in principal and $9,774 in accrued interest under the terms of three 12% promissory notes that required payments of $5,000 per month beginning January 2000. The Company has not complied with the repayment terms of these agreements. During the year ended May 31, 2002 the Company made principal payments of $16,000 and interest payments of $20,200 in partial payment of the notes. The Company also paid $25,000 in principal and $5,750 in interest to pay in full a note to a former officer. Interest expense on the officers' notes totaled $14,870 in 2002 and $14,700 in 2001.

      During the years ended May 31, 2002 and 2001 the Company paid a director consulting fees of $3,150 and $49,650, respectively.

      Commission fees equal to 4% of the gross lease amount on several leases in the office buildings are being paid to a Real Estate firm with which one of the directors of the company is affiliated. During the year ended May 31, 2002 payments of $45,000 were made to this firm.

      The Company pays each of its three directors $200 for each board meeting attended. During the year ended May 31, 2002 there were six meetings. Accrued directors' fees of $12,700 are due for meetings in the current and prior years.

7.    BANKRUPTCY CLAIMS

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

      Subsequent to the Company's filing in December 1996 and prior to the reorganization in December 1997, the Company was operated by a court-appointed trustee. During that time, the trustee liquidated various assets of the Company other than certain real estate holdings in Phoenix, Arizona and certain investments in marketable securities. William Taylor and the Trustee filed a Joint Plan of Reorganization in November 1997, which was approved in December 1997. Some of the key provisions of the Plan are:

          o The Plan classifies various secured, unsecured and non-priority unsecured claims. The Plan also classifies post petition administrative claims. As confirmed, the Plan called for the reorganized debtor to make distributions to unsecured creditors within one year of the Plan's effective date, December 20, 1998. Once distributions were made to unsecured creditors, the Plan would be substantially consummated within the meaning of the Bankruptcy Code.

          o    Preferred shareholders received common stock of the Company.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


7.    BANKRUPTCY CLAIMS, CONTINUED

          o Approved common shareholders will retain their interest in the Company. The interest of shareholders with 10,000 shares or less (as listed on the records of American Stock Transfer only) shall be allowed, unless an objection was filed and upheld.

          o William Taylor is to receive 40% of the Company's outstanding stock, upon payment of all unsecured claims. Prior to payment, Taylor's stock is to be held in escrow. Taylor's interest is based upon his claim of $990,134 for consulting fees and other costs.

          o The Company's wholly owned subsidiaries, 88 Redevelopment and 4808 Corporation, were merged into Princeton American Corporation.

      The Plan was subsequently modified in January 1999 to extend certain deadlines of the Plan, including the deadline for making distributions to unsecured creditors. These deadlines were extended to 180 days following the entry of a final, non-appealable order resolving the claim of Harry and Irene Weiss (Note 8).

      The deadline for filing proof of ownership interest was also extended several times in an effort to give stockholders ample opportunity to file their proofs of interest. The Company and the Court compiled a final listing of valid proofs of interest. Management currently believes that the number of shares to be issued may be reduced to approximately 11,000,000 shares. The Court initially disallowed approximately 12,000,000 shares in this process primarily because the stockholders, including many brokers, failed to file proofs of interest. Upon completion of this process, stockholders' equity was restated effective to the year ended May 31, 1997 to reflect total capitalization of $2,475,350. Capitalization was computed based upon Taylor's ownership interest of 40% of all common stock in settlement of his claim for $990,134.

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

      Princeton American is in the process of implementing the Court's order, and new share certificates will be issued for the allowed interests as soon as reasonably practicable. As of May 31, 2002, 7,460,893 shares had been issued.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


7.    BANKRUPTCY CLAIMS, CONTINUED

      In connection with the issuance of new certificates, Princeton American has also initiated a process to change its trading symbol. Effective as of October 9, 2000, the trading symbol, PELT, has been officially cancelled, and no further trades will be made under that symbol. After new certificates have been issued to a majority of those shareholders possessing an allowed interest, a new trading symbol will be issued to Princeton American. The company has applied to the NASD to be listed on the Over the Counter Bulletin Board (OTCBB).

      In April of 2002 the Company refinanced its office buildings and used a portion of the proceeds to begin settlement of the bankruptcy claims. Payments of $1,033,104 in principal and $253,289 in accrued interest were paid during the year toward the bankruptcy claims and the settlement of litigation (see note 8). Management determined that $9,229 of claims (including principal and accrued interest) was invalid and a gain of $23,646 has been recognized in connection with the cancellations and settlements. At May 31, 2002 the unpaid bankruptcy claims were $169,773 and accrued interest at 8% was $60,269.

8.    LITIGATION AND LIABILITIES IN DISPUTE

      The Company is involved in litigation arising from actions of the Company prior to the bankruptcy filing.

      In September 1993, the Company acquired residential real estate from Harry and Irene Weiss in exchange for 600,000 shares of the Company's restricted common stock, with an agreed upon value of $1.00 per share. As part of the agreement, the Company agreed that it would not sell or offer its stock for two years at a price less than $1.00 per share. However, the Company subsequently violated that agreement.

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

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


8.    LITIGATION AND LIABILITIES IN DISPUTE, CONTINUED

      As the result of mediation proceedings, on February 9, 2001 the Company and Weiss agreed to settle their dispute for $560,000 in cash, plus interest at 10%, payable on the earlier of February 9, 2002 or the sale or refinancing of the 4808 Building. A gain of $59,603 was recognized in connection with the settlement. The claim of $560,000 along with accrued interest of $76,823 was paid during the year ended May 31, 2002.

      Onset Investments has filed two proofs of claim, totaling $200,713 for damages resulting from securities transactions prior to the bankruptcy filing. The Company has objected to the validity, priority and amount of these claims and intends to defend these claims vigorously. To date, the Company and Onset have been unable to settle the dispute and therefore the claim is currently unresolved and scheduled for a hearing. Legal counsel is unable to determine the outcome and amount of potential loss from this claim, if any.

      In May 2001 a group of individuals filed a motion to set aside the Court Order, which canceled all outstanding share certificates and ordered the issuance of new shares. The group of individuals obtained stock in the Company after confirmation of the Plan in November 1997 and asserted that the Company and its president failed to adequately notify them that the stock obtained might not be valid under the plan. On November 8, 2001 the Bankruptcy Court entered an order denying the motion. The ruling was appealed and the District Court issued an order to show cause as to why the appeal should not be dismissed. The group of individuals also filed a separate Complaint asserting claims for equitable relief, securities fraud, breach of fiduciary duty and negligence. The appeal was dismissed on July 8, 2002.

9.    LEASE COMMITMENTS

      The Company leases office space in its commercial buildings located at 2222 E Camelback and 4808 North 22nd Street in Phoenix, Arizona. Future minimum lease payments required under these leases are as follows:

                YEAR ENDED MAY 31,                          AMOUNT
                -----------------                           ------

                        2003                             $    975,197
                        2004                                  927,337
                        2005                                  865,162
                        2006                                  440,496
                                                         ------------
                                                         $  3,208,192
                                                         ============

      Effective April 30, 2000, the Company and a former tenant entered into a Lease Termination and Release Agreement, whereby the Company was required to pay the tenant $50,000. In connection with a new five-year lease, the new tenant paid a $75,000 fee to obtain the right to lease the space.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001

9.    LEASE COMMITMENTS, CONTINUED

       The office building located at 2222 E. Camelback Road is subject to two ground leases. The first lease was entered into on November 1, 1974. The second lease was entered into on August 1, 1977. Both leases are net leases, with terms of 99 years. On the 15th anniversary and for each succeeding ten-year term, the rent is to be adjusted to an annual rate equal to 8% of the fair market value of the leased premises, excluding improvements. The rate on the first lease was adjusted on November 1, 1999 to a monthly rate of $4,933. The second lease was adjusted to a monthly rate of $3,100 on the 15th anniversary of the lease and will be adjusted in 2002. Rent expense on these two leases for the years ended May 31, 2002 and 2001 was $96,400 for each year.

      The office building located at 4808 N. 22nd Street is subject to a ground lease, the term of which extends through July 31, 2031. The lease is a net lease. The rental rate as of May 31, 2002 was $2,462 and is subject to an annual adjustment based on the Consumer Price Index. Rent expense on this lease for the years ended May 31, 2002 and 2001 was $29,409 and $28,572, respectively.

      The Company has a limited number of tenants in both buildings. As such, the loss of certain tenants could adversely impact the Company. Additionally, accounts receivable are from a limited number of tenants.

      The Company's future minimum lease obligations on the ground leases for the next five years are approximately $126,000 per year, based upon the current valuation.

10.   DEFERRED RENTAL INCOME

      During the year ended May 31, 2001, the Company negotiated two leases that provided for a tenant improvement allowance and lease commission to be paid by the tenants and then deducted from the rent due during the 3rd through 12th months of the leases. The total amounts of the tenant improvements of $107,225 and the leasing commission of $17,540 were capitalized and are being amortized over the life of the lease. The deferred rental income is being amortized on a straight-line basis over ten months. Deferred rental income of $33,634 was recognized during the year ended May 31, 2001 leaving a balance of $91,131 at May 31, 2001. The remaining balance was recognized during the year ended May 31, 2002.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


11.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      Since the fair value is estimated as of May 31, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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

12. INCOME TAXES

      The components of net deferred tax assets at May 31, 2002 and 2001, assuming a federal tax rate of 34% and a 7% state rate, are as follows:

                                                         2002            2001
                                                         ----            ----

   Net operating and capital loss carryforwards     $ 5,230,000       5,100,000
   Depreciation of marketable securities                -               170,000
   Difference in basis of property & equipment          100,000         110,000
   Accrued real estate taxes                             20,000         120,000
   Less valuation allowance                          (5,350,000)     (5,500,000)
                                                      ---------       ---------
   Net deferred tax assets                          $      -               -
                                                    ===========       ==========

      The expected tax benefit from the net loss before income taxes was offset by a valuation allowance, since the Company has not yet developed a history of profitable operations. During the years ended May 31, 2002 and 2001 the valuation allowance increased (decreased) by approximately ($150,000) and $40,000, respectively.

                         PRINCETON AMERICAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



12. INCOME TAXES, CONTINUED

      At May 31, 2002, the Company has approximately $15,000,000 in unused federal net operating loss carryforwards, which expire from 2003 through 2022. The state net operating loss carryforwards, which approximate $3,000,000, expire from 2003 through 2007.

      Due to significant changes in ownership in prior years and changes in the Company's operations, the amount of operating losses available to offset future income taxes may be significantly limited. The Company has not yet completed an evaluation of the amount of losses that are available for utilization by the Company or a prospective merger candidate.