Form 10QSB
period 2002-08-31
PRINCETON AMERICAN CORP
filed 2002-10-15
CIK 80324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2002

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

         Yes [X]  No [ ]

         10,923,918 shares of Common Stock, par value $.001 per share, were outstanding at August 31, 2002

         Transitional Small Business Disclosure Format (Check One): Yes [ ] No
         [X]

                         PRINCETON AMERICAN CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I     Financial Information                                            Page

 Item 1 -  Financial statements (unaudited) ..............................   2

           Unaudited Condensed Balance Sheet - August 31, 2002 ...........   2

           Unaudited Condensed Statements of Operations and
           Comprehensive Income (Loss) - Three Months ended August 31,
           2002 and August 31, 2001 ......................................   4

           Unaudited Condensed Statements of Cash Flows  -  Three Months
           ended August 31, 2002 and  August 31 ,2001 ....................   5


           Unaudited Notes to Financial Statements .......................   6

 Item 2    Management's Discussion and Analysis of Financial .............   7
           Condition and Results of Operations.

 Item 3.   Controls and Procedures .......................................   9

PART II    Other Information .............................................  10

 Item 5    Other information .............................................  10

 Item 6 Exhibits and Reports on Form 8-K. ................................  10

Signatures ...............................................................  13

                         PRINCETON AMERICAN CORPORATION
                        Unaudited Condensed Balance Sheet
                                 August 31, 2002

                                     ASSETS


Current assets
     Cash and cash equivalents                                      $    12,707
     Loan retention account                                             184,605
     Accounts receivable                                                 23,123
     Investments in marketable securities                                29,316
     Prepaid expenses                                                    36,561
     Other assets                                                        52,730
                                                                    ------------
         Total current assets                                           339,042
                                                                    ------------

Prepaid expenses                                                         76,705

Investment in commission contract                                       210,173

Property and equipment, net                                           1,377,756

Loan costs, net                                                          54,303
                                                                    ------------
                                                                     $ 2,057,979
                                                                    ============


                 See accompanying notes to financial statements

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities
     Mortgage notes payable - current portion                            55,135
     Notes payable, officers                                             66,969
     Accounts payable                                                    31,161
     Bankruptcy claims                                                  154,658
     Accrued interest                                                    79,458
     Accrued real estate taxes                                           70,306
     Payroll and sales taxes payable                                     24,736
     Advance rental income and tenant security deposits                   6,602
                                                                    -----------
         Total current liabilities                                      489,025

Tenant security deposits - long term                                     61,366
Mortgage notes payable, net of current portion                        4,423,702
                                                                    -----------
                                                                      4,974,093
                                                                    -----------
Stockholders' deficit
     Common stock
         approximately 11,000,000 shares issued and outstanding          15,000
     Additional paid-in-capital                                       2,460,350
     Accumulated deficit                                             (5,380,975)
                                                                    -----------
                                                                     (2,905,625)

     Net unrealized loss on marketable securities                       (10,489)
                                                                    -----------
         Total stockholders' deficit                                 (2,916,114)
                                                                    -----------
         Total liabilities and stockholders' deficit                $ 2,057,979
                                                                    ===========

                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
       Unaudited Condensed Statements of Operations and Comprehensive Loss
               For the Three Months Ended August 31, 2002 and 2001

                                                Three Months       Three Months
                                                    Ended              Ended
                                              August 31, 2002    August 31, 2001
                                              ---------------    ---------------
Revenues
     Rental income                                $ 265,718           239,940
     Parking and other                                9,495             7,443
                                                  ---------         ---------
                                                    275,213           247,383
                                                  ---------         ---------
Costs and expenses
     Building operating costs                        86,960           111,309
     Professional fees                               26,645            89,565
     Payroll and payroll taxes                       37,707            35,912
     Ground lease                                    31,486            31,285
     Depreciation and amortization                   29,986            23,340
     Consulting                                      11,800                --
     Other                                           13,783            12,324
                                                  ---------         ---------
        Total costs and expenses                    238,367           303,735
                                                  ---------         ---------
Income (loss) from operations                        36,846           (56,352)
                                                  ---------         ---------

Other income (expense)
     Interest and dividend income                     4,750             4,854
     Interest expense                               (98,783)          (66,650)
     Gain on settlement of lawsuit                    5,336                --
     Other                                               --            (5,725)
                                                  ---------         ---------
                                                    (88,697)          (67,521)
                                                  ---------         ---------

Net loss before income taxes                        (51,851)         (123,873)
Income taxes                                             50                --
                                                  ---------         ---------
Net loss                                          $ (51,901)         (123,873)
                                                  =========         =========

Net loss per common share, basic and diluted      $   (0.00)            (0.01)
                                                  =========         =========
Net loss                                          $ (51,901)         (123,873)

Net unrealized loss on marketable securities        (16,014)           (3,141)
                                                  ---------         ---------
Comprehensive loss                                $ (67,915)         (127,014)
                                                  =========         =========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                  Unaudited Condensed Statements of Cash Flows
               For the Three Months Ended August 31, 2002 and 2001

                                                                          2002           2001
                                                                          ----           ----
Cash flows from operating activities:
     Net loss                                                        $ (51,901)      (123,873)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
         Depreciation                                                   29,986         23,340
         Interest income on investment contract                         (4,750)        (4,854)
         Gain on settlement of lawsuit                                  (5,336)            --
         Increase (decrease) in cash due to change in:
            Accounts receivable                                         15,354          6,068
            Prepaid expenses                                             2,087          6,646
            Other assets                                               (26,365)        11,009
            Accounts payable and accrued expenses                       47,424        120,110
            Accrued interest                                            (4,586)        17,731
            Bankruptcy claims                                          (15,115)            --
            Rent deposits                                              (23,668)       (37,429)
                                                                     ---------      ---------
             Net cash provided by (used in) operating activities       (36,870)        18,748
                                                                     ---------      ---------
Cash flows from investing activities:
     Proceeds from investment                                              432             --
     Purchase of property and equipment                                 (8,788)       (20,972)
     Payments on investment contract                                     3,938          3,987
                                                                     ---------      ---------
         Net cash used in investing activities                          (4,418)       (16,985)
                                                                     ---------      ---------
Cash flows from financing activities:
     Proceeds from loan retention                                       40,000             --
     Proceeds from bank loan                                                --          5,000
     Payment on loan from officers                                     (22,031)            --
     Payments on mortgage notes payable                                (13,129)        (7,412)
                                                                     ---------      ---------
         Net cash provided by (used in) financing activities             4,840         (2,412)
                                                                     ---------      ---------

Net decrease in cash and cash equivalents                              (36,448)          (649)

Cash and cash equivalents, beginning of year                            49,155          2,541
                                                                     ---------      ---------
Cash and cash equivalents, end of period                             $  12,707          1,892
                                                                     =========      =========

Supplementary Disclosure of Cash Flow Information
Cash paid during the period for interest                             $ 108,706         38,813
                                                                     =========      =========
Cash paid during the period for income taxes                         $      --             --
                                                                     =========      =========



                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                     Notes to Condensed Financial Statements
                            August 31, 2002 and 2001

1.   Basis of Presentation

     The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K-SB for the fiscal year ended May 31, 2002.

2.   Litigation

     Onset Investment Limited - The Company's request for a hearing with respect to its motion for Summary Judgment has been denied. The Company has requested a hearing with respect to the nature of the recovery. Princeton anticipates its maximum exposure to be approximately $25,000 in cash and 70,000 shares of its common stock.

3.   Related party transactions

     Commission fees equal to 4% of the gross lease amount on several leases in the office buildings are being paid to a real estate firm with which one of the directors of the company is affiliated. During the three months ended August 31, 2002, payments of $30,000 were made to this firm.

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

          - an adverse result in the Onset Investments, Inc. claim or other litigation referred to in this report;

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



RESULTS OF OPERATIONS:

Since the filing of the 10KSB for the fiscal year ended May 31, 2002, Management has focused on:

     Concluding the litigation process with Testasecca, et al and Onset Investments.

     On July 8, 2002 The U.S. District Court for the State of Arizona dismissed the appeal filed with it by Testasecca, et al for failure of the Plaintiffs to follow the required procedures to establish the Courts jurisdiction. The Company and individual defendant William C. Taylor intend to file a Motion to Dismiss the remaining complaint filed with the Bankruptcy Court.

     In the matter of Onset Investments, the Bankruptcy Court has set the hearing for October 31, 2002. Negotiations for settlement are proceeding at this time; however the Company feels that its maximum liability will be approximately $25,000 cash and 70,000 shares of stock.

-
     Contacting Princeton shareholders and issuing new certificates reflecting the allowed interests of shareholders under the Plan of Reorganization for Princeton American pursuant to the Bankruptcy Court's September 15, and November 30, 2000 orders. This is an ongoing project by which the Company has
- requested shareholders to return their cancelled certificates to the COmpany to be replaced by new certificates as authorized by the November 30, 2000 Order.


     Finalizing the issuance of certificates to "Allowed Shareholders". In June, 2002, the Company filed a motion with the Bankruptcy Court for an Order allowing the removal from its shareholder list of all shareholders who have not responded to the Company's repeated notices requesting the return of cancelled share certificates for replacement. The Court granted this motion on July 31, 2002. As a result the Company is required to: (1) conduct a national data base search for the current address of all shareholders whose mail was returned as undeliverable or who have not responded to notices received by them and (2) mail a final notice to each shareholder in these categories informing them that their names will be deleted from its shareholder list if they do not respond and claim their certificates within six (6) months of the date of the mailing of the notice. Approximately 1800 shareholders are affected by this Order.


     Continuation of the application process with the NASD. The Company has applied to the NASD for registration of the Company's shares for trading on the Over the Counter Bulletin Board Market (OTC:BB). It is anticipated that a new trading symbol will be issued by the NASD if Princeton's application is approved. However there can be no assurance that this application will be successful.


-    Completion of the renovation of the office building at 2222 East
     Camelback Road. The bathrooms have been completed and the common areas were upgraded with new carpeting and wallpaper during this quarter

- Leasing up of 2222 East Camelback Road. With the renewal of International Circuit Sales' lease for an additional five years this building is fully leased. The Company's other office building at 4808 North 22nd Street continues to be fully leased as well.

     THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2001.

     We believe that our cash position of $12,707 as of August 31, 2002, coupled with the increased revenues resulting from the continued lease-up of 4808 North 22nd Street and renewal of the ICS lease at 2222 East Camelback Road, will be sufficient to allow Princeton American Corporation to continue operations for the next twelve months (if necessary) under bankruptcy court supervision.


ITEM 3.  CONTROLS AND PROCEDURES

     The Company is operated solely by William C. Taylor, CEO and Roderick W. McKinnon, CFO. There are no additional employees or officers of the Company. The Company has established disclosure controls and procedures pursuant to which, all material information relating to the Company and disclosures contained within this quarterly report are jointly reviewed and discussed by both Mr. Taylor and Mr. McKinnon. Because there are no other employees of the Company management for the Company believes that this joint conference of the officers to discuss the Company's material information and disclosures has been a reasonably efficient method of disclosure controls and procedures to ensure that all material information of the Company is known to them.

PART II - OTHER INFORMATION

Item 5    Other information

          Certifications of Officers


CERTIFICATION:

I, William C. Taylor, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Princeton American Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 14, 2002

                        /s/ William C. Taylor
                        ---------------------
                        William C. Taylor
                        President and CEO

CERTIFICATION:

I,  Roderick W. McKinnon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Princeton American Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 14, 2002

                        /s/ Roderick W. McKinnon
                        ------------------------
                         Roderick W. McKinnon, CFO

Item 6 - Exhibits and Reports on Form 8-K
         NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   October 14, 2002

                                                PRINCETON AMERICAN CORPORATION




                                                 /s/ William C. Taylor
                                                --------------------------------
                                                     William C. Taylor
                                                     President and CEO

                                                 /s/ Roderick W. McKinnon III
                                                --------------------------------
                                                     Roderick W. McKinnon III
                                                     Corporate Secretary and CFO