Form 10QSB
period 2002-11-30
PRINCETON AMERICAN CORP
filed 2003-01-14
CIK 80324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2002

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

         Yes [X]  No [ ]

         10,923,918 shares of Common Stock, par value $.001 per share, (of which 7,460,893 have been issued) were outstanding at November 30, 2002

         Transitional Small Business Disclosure Format (Check One):

         Yes [ ] No [X]

                         PRINCETON AMERICAN CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I     Financial Information                                            Page

Item 1 -  Financial statements (unaudited) ..............................     2

          Unaudited Condensed Balance Sheet - November 30, 2002 .........     2

          Unaudited Condensed Statements of Operations and
          Comprehensive Income (Loss) - Three Months
          and Six Months ended November 30, 2002 and November 30, 2001 ..     4

          Unaudited Condensed Statements of Cash Flows  -  Six Months ...     5
          ended November 30, 2002 and November 30, 2001

          Unaudited Notes to Financial Statements .......................     6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. ..........................     7

Item 3. Controls and Procedures .........................................    10


PART II    Other Information ............................................    11

 Item 5    Other information ............................................    11

 Item 6    Exhibits and Reports on Form 8-K..............................    13

Signatures ..............................................................    13

                         PRINCETON AMERICAN CORPORATION
                        Unaudited Condensed Balance Sheet
                               November 30, 2002


                                     ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                             $   18,849
      Loan retention account                                   159,873
      Accounts receivable                                        5,920
      Investments in marketable securities                      29,781
      Prepaid expenses                                          35,763
                                                            ----------
           Total current assets                                250,186
                                                            ----------

PREPAID EXPENSES                                                75,390

INVESTMENT IN COMMISSION CONTRACT                              210,878

PROPERTY AND EQUIPMENT, NET                                  1,364,296

LOAN COSTS, NET                                                 49,589
                                                            ----------
                                                            $1,950,339
                                                            ==========



                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                        Unaudited Condensed Balance Sheet
                               November 30, 2002


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

      Mortgage notes payable - current portion              $    56,307
      Notes payable, officers                                    66,969
      Accounts payable                                           40,173
      Bankruptcy claims                                         113,576
      Accrued interest                                           68,249
      Accrued real estate taxes                                  33,649
      Payroll and sales taxes payable                            35,505
      Advance rental income and tenant security deposits          6,602
                                                            -----------
           Total current liabilities                            421,030

TENANT SECURITY DEPOSITS - LONG TERM                             61,366
MORTGAGE NOTES PAYABLE, NET OF CURRENT PORTION                4,409,129
                                                            -----------
                                                              4,891,525
                                                            -----------


STOCKHOLDERS' DEFICIT:

      Common stock
          approximately 15,000,000 shares
          issued and outstanding                                 15,000
      Additional paid-in-capital                              2,460,350
      Accumulated deficit                                    (5,406,547)
                                                            -----------
                                                             (2,931,197)

      Net unrealized loss on marketable securities               (9,989)
                                                            -----------

           Total stockholders' deficit                       (2,941,186)
                                                            -----------

           Total liabilities and stockholders' deficit      $ 1,950,339
                                                            ===========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
       Unaudited Condensed Statements of Operations and Comprehensive Loss
      For the Three Months and Six Months Ended November 30, 2002 and 2001


                                                         Three Months      Three Months       Six Months          Six Months
                                                            Ended             Ended              Ended               Ended
                                                      November 30, 2002   November 30, 2001  November 30, 2002   November 30, 2001
                                                      -----------------   -----------------  -----------------   -----------------
REVENUES
     Rental income                                          $ 269,519           237,676           535,237           477,616
     Parking and other                                          9,495             7,890            18,990            15,333
                                                            ---------         ---------         ---------         ---------
                                                              279,014           245,566           554,227           492,949
                                                            ---------         ---------         ---------         ---------

COSTS AND EXPENSES
     Building operating costs                                  90,880            85,187           177,840           196,701
     Professional fees                                         17,558           113,197            44,203           202,762
     Payroll and payroll taxes                                 38,910            30,870            76,617            66,782
     Ground lease                                              31,633            31,553            63,119            62,837
     Depreciation and amortization                             29,987            23,340            59,973            46,680
     Consulting                                                34,000             7,162            45,800             7,162
     Other                                                     25,533            19,795            39,316            31,915
                                                            ---------         ---------         ---------         ---------
        Total costs and expenses                              268,501           311,104           506,868           614,839
                                                            ---------         ---------         ---------         ---------
INCOME (LOSS) FROM OPERATIONS                                  10,513           (65,538)           47,359          (121,890)
                                                            ---------         ---------         ---------         ---------

OTHER INCOME (EXPENSE)

     Interest and dividend income                               4,910             4,552             9,660             9,406
     Interest expense                                         (97,504)         (108,668)         (196,287)         (175,317)
     Gain on settlement                                        56,509            59,603            61,845            59,603
     Other                                                         --           (10,303)               --           (16,029)
                                                            ---------         ---------         ---------         ---------
                                                              (36,085)          (54,816)         (124,782)         (122,337)
                                                            ---------         ---------         ---------         ---------

NET LOSS BEFORE INCOME TAXES                                  (25,572)         (120,354)          (77,423)         (244,227)

INCOME TAXES                                                       --                --                50                --
                                                            ---------         ---------         ---------         ---------
NET LOSS                                                    $ (25,572)         (120,354)          (77,473)         (244,227)
                                                            =========         =========         =========         =========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                $   (0.00)            (0.01)            (0.01)            (0.02)
                                                            =========         =========         =========         =========

NET LOSS                                                    $ (25,572)         (120,354)          (77,473)         (244,227)

NET UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES               500            (8,304)          (15,514)          (11,445)
                                                            ---------         ---------         ---------         ---------
COMPREHENSIVE LOSS                                          $ (25,072)         (128,658)          (92,987)         (255,672)
                                                            =========         =========         =========         =========





                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                  Unaudited Condensed Statements of Cash Flows
               For the Six Months Ended November 30, 2002 and 2001

                                                                           2002                 2001
                                                                           ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                          $ (77,473)            (244,227)
      Adjustments to reconcile net loss to net
           cash used in operating activities:
           Depreciation and amortization                                   59,973               46,680
           Interest income on investment contract                          (9,392)              (9,253)
           Loss on sale of marketable security                                 --                8,804
           Gain on settlement                                             (61,845)             (59,603)
           Increase (decrease) in cash due to change in:
                Accounts receivable                                        32,557                5,676
                Prepaid expenses                                            4,200               20,748
                Other receivables                                              --                2,250
                Other assets                                               26,365               11,009
                Accounts payable and accrued expenses                      30,547              192,479
                Accrued interest                                          (15,483)              77,350
                Rent deposits                                             (23,668)             (69,215)
                                                                        ---------            ---------
                 Net cash used in operating activities                    (34,219)             (17,302)
                                                                        ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from investment                                                467                   --
      Purchase of property and equipment                                  (20,600)             (25,895)
      Payments on investment contract                                       7,875                7,625
                                                                        ---------            ---------
           Net cash used in investing activities                          (12,258)             (18,270)
                                                                        ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from loan retention                                         64,732                   --
      Payments on notes payable                                                --              (19,821)
      Proceeds from bank loan                                                  --               80,546
      Payments on loan from officers                                      (22,031)                  --
      Payments on mortgage notes payable                                  (26,530)             (14,058)
                                                                        ---------            ---------
           Net cash provided by financing activities                       16,171               46,667
                                                                        ---------            ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (30,306)              11,095

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               49,155                2,541
                                                                        ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  18,849               13,636
                                                                        =========            =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR INTEREST                                $ 201,992               85,031
                                                                        =========            =========
CASH PAID DURING THE PERIOD FOR INCOME TAXES                            $      --                   --
                                                                        =========            =========
NON-CASH INVESTING ACTIVITIES:
      Transfer of marketable securities                                 $      --               44,020
                                                                        =========            =========



                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2002 AND 2001

1.    BASIS OF PRESENTATION

          The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended November 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

          These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K-SB for the fiscal year ended May 31, 2002.

2.    LITIGATION

          The Company reached a settlement with Onset Investment Limited on December 27, 2002 which requires payment of $25,000 and 25,000 shares of stock by February 25, 2003.

3.    RELATED PARTY TRANSACTIONS

          Commission fees equal to 4% of the gross lease amount on several leases in the office buildings are being paid to a real estate firm with which one of the directors of the company is affiliated. During the six months ended November 30, 2002, payments of $36,984 were made to this firm. The Company also paid this related party $25,000 for consulting services during the three months ended November 30, 2002.

4.    STOCK OPTION PLAN

          During the second quarter, the Board of Directors approved the Stock Compensation Program. The plan allows for the issuance of Incentive Stock Options, Nonqualified Stock Options and Restricted Shares. Under the terms of the plan, up to 3,000,000 shares of common stock may be issued. No options have been granted under this plan.

5.    BANKRUPTCY CLAIMS

          The Company determined that approximately $41,000 of bankruptcy claims that had been recorded as liabilities were invalid claims. These claims were written off, along with related accrued interest of approximately $15,000, and resulted in a gain of approximately $56,000 for the three months ended November 30, 2002.


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

          - an adverse result in the final determination of creditor's claims or other litigation referred to in this report;

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

          - the effect of changing economic conditions (other than the real estate market) and;

          - other risks which may be described in our future filings with Securities and Exchange Commission. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

RESULTS OF OPERATIONS:

Since the filing of the 10QSB for the fiscal quarter ended August 31, 2002, Management has focused on:

     Concluding the litigation process with Testasecca, et al and Onset Investments, Ltd.

     On July 8, 2002 The U.S. District Court for the State of Arizona dismissed the appeal filed with it by Testasecca, et al for failure of the Plaintiffs to follow the required procedures to establish the Courts jurisdiction. The Company and individual defendant William C. Taylor filed a Motion to Dismiss the remaining complaint filed with the Bankruptcy Court and petitioned the Court for attorneys fees expended in defense of the complaints in the amount of $167,000.

     On December 16, 2002, the Court granted the Motion to Dismiss the Adversary Proceeding but denied the requests for attorney's fees.

     In the matter of Onset Investments, a settlement was reached with the claimant on December 27, 2002.

     Under the agreement, on or before February 25, 2003, the Company is required to pay Onset Investments $25,000 in cash or readily available funds and to issue to Onset or its nominee 25,000 shares of stock in Princeton American Corporation in full payment of its Proofs of Claim aggregating $200,713.95.

     Contacting Princeton shareholders and issuing new certificates reflecting the allowed interests of shareholders under the Plan of Reorganization for Princeton American pursuant to the Bankruptcy Court's September 15, 2000 Order Approving Cancelation of Outstanding Share Certificates and Issuance of New Certificates. This is an ongoing project by which the Company has required shareholders to return their cancelled certificates to the Company to be replaced by new certificates as authorized by that Order.

     Finalizing the issuance of certificates to "Allowed Shareholders". In June, 2002, the Company filed a motion with the Bankruptcy Court for an Order allowing the removal from its shareholder list of all shareholders who have not responded to the Company's repeated notices requesting the return of cancelled share certificates for replacement. The Court granted this motion on July 31, 2002. As a result the Company was required to: (1) conduct a national data base search for the current address of all shareholders whose mail was returned as undeliverable or who had not responded to notices received by them and (2) mail a final notice to each shareholder in these categories informing them that their names will be deleted from its shareholder list if they do not respond and claim their certificates no later than May 12, 2003 (six (6) months from the date of the mailing of the notice). Approximately 1800 shareholders are affected by this Order.

     Conclusion of the application process with the NASD. In October 2000, the Company applied to the NASD for registration of the Company's shares for trading on the Over the Counter Bulletin Board Market (OTC:BB). On October 17, 2002, the Company was informed by its sponsoring securities broker, Peacock, Hislop, Staley and Given, Inc., that Princeton American Corporation is now eligible for trading on the OTC Bulletin Board. The Company has been assigned the trading symbol: "PAMC".

Holding the First Annual Meeting of Shareholders of the Reorganized Princeton American Corporation. On November 27, 2002, at 10:00 AM (MST), the Annual Meeting of Shareholders of the Company was held in Phoenix, Arizona. Attending the meeting were Directors Scott E. Bird, Roderick McKinnon and William C. Taylor. Also in attendance were Joseph Evers of Evers and Company, Auditors for Princeton and Gwen S. Taylor representing herself as co-owner with William C. Taylor of 60.34 % of the issued shares of the Company. Mr. Taylor called the meeting to order and stated that all shareholders had been mailed notice of the meeting on or about November 11, 2002. Mr. Bird, acting as secretary of the meeting, noted that the shares represented by the Taylors constituted a quorum for the conduct of the business of the Annual Meeting. No other shares were represented. Mr. Bird placed in nomination as directors, to serve until the next Annual Meeting of Shareholders, himself, Mr. McKinnon and Mr. Taylor. There being no objections to the nominations, a vote was called for by Mr. Bird. On behalf of himself and Mrs. Taylor, William C. Taylor voted 4,502,529 shares for the nominated directors. There were no votes against.

The remaining item before the meeting was Princeton American Corporation's Stock Compensation Program which had been approved by the directors at their November 7, 2002 meeting, subject to approval of the shareholders of the Company. On behalf of himself and Mrs. Taylor, William C. Taylor voted 4,502,529 shares in favor of the Program. There were no votes against.

There being no further business, on the motion of Mr. McKinnon, seconded by Mr. Bird, the meeting was adjourned at 10:20 AM.

Immediately following the Annual Meeting of Shareholders, a meeting of the directors of the Company was held for the purpose of electing officers of the Corporation. On motion by Mr. Bird the directors unanimously elected:

       President and Chief Executive Officer:  Roderick W. McKinnon III
       Chairman and Secretary:                        William C. Taylor

     - Leasing up of 2222 East Camelback Road. With the renewal of International Circuit Sales' lease for an additional five years, this building is fully leased. The Company's other office building at 4808 North 22nd Street is fully leased as well.

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED NOVEMBER 3O, 2001.

We believe that our cash position of $ 18,849 as of November 30, 2002, coupled with the increased revenues from the leases at 4808 North 22nd Street and 2222 East Camelback Road, will be sufficient to allow Princeton American Corporation to continue operations for the next twelve months under bankruptcy court supervision, if necessary.

ITEM 3. CONTROLS AND PROCEDURES

The Company is operated solely by Roderick W. McKinnon, CEO and William C. Taylor, Chairman and Secretary. There are no additional officers or employees of the Company. The Company has established disclosure controls and procedures, pursuant to which, all material information relating to the Company and disclosures contained within this Quarterly Report are jointly reviewed and discussed by both Mr. Taylor and Mr. McKinnon. Because there are no other employees of the Company, management for the Company believes that this joint conference of the officers to discuss the Company's material information and disclosures has been a reasonably efficient method of disclosure controls and procedures to ensure that all material information of the Company is known to them.

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

Date:  January 14, 2003

                        /s/ William C. Taylor
                        ---------------------
                        William C. Taylor
                        Chariman and Secretary

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

Date:  January 14, 2003

                        /s/ Roderick W. McKinnon
                        ------------------------
                         Roderick W. McKinnon, CEO

Item 6 - Exhibits and Reports on Form 8-K

8K dated October 24, 2002. NASD determination that Princeton American Corporation is now eligible for trading on the OTB Bulletin Board. Symbol: PAMC.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   January 14, 2003

                                                PRINCETON AMERICAN CORPORATION


                                                 /s/ Roderick W, McKinnon III
                                                --------------------------------
                                                     Roderick W. McKinnon
                                                     President

                                                 /s/ William C. Taylor
                                                --------------------------------
                                                     William C. Taylor
                                                     Corporate Secretary