Form 10QSB
period 2003-02-28
PRINCETON AMERICAN CORP
filed 2003-04-14
CIK 80324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2003

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

                                  Yes [X]  No [ ]

         10,923,918 shares of Common Stock, par value $.001 per share, (of which 7,460,893 have been issued) were outstanding at February 28, 2003

         Transitional Small Business Disclosure Format (Check One):

                                   Yes [ ] No [X]

                         PRINCETON AMERICAN CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I     Financial Information                                            Page

 Item 1 - Financial statements (Unaudited)

           Unaudited Condensed Balance Sheet - February 28, 2003 .........    3

           Unaudited Condensed Statements of Operations and
           Comprehensive Income (Loss) - Three Months and
           Nine Months ended February 28,
           2003 and February 28, 2002 ....................................    4

           Unaudited Condensed Statements of Cash Flows  - Nine Months
           Ended February 28, 2003 and February 28, 2002 .................    5


           Unaudited Notes to Financial Statements .......................    6

 Item 2    Management's Discussion and Analysis of Financial .............    7
           Condition and Results of Operations.

PART II    Other Information

 Item 5    Other information .............................................    9

 Item 6    Exhibits and Reports on Form 8-K. .............................   10

Signatures ...............................................................   11

                         PRINCETON AMERICAN CORPORATION

                        UNAUDITED CONDENSED BALANCE SHEET

                               FEBRUARY 28, 2003

                                     ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                                                    $   137,520
      Accounts receivable                                                               16,893
      Investments in marketable securities                                              40,199
      Prepaid expenses                                                                  35,595
                                                                                   -----------
           Total current assets                                                        230,207
                                                                                   -----------

PREPAID EXPENSES                                                                        66,412

INVESTMENT IN COMMISSION CONTRACT                                                      211,599

PROPERTY AND EQUIPMENT, NET                                                          1,347,992

LOAN COSTS, NET                                                                         44,875
                                                                                   -----------


                                                                                   $ 1,901,085
                                                                                   ===========



                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

      Notes payable - current portion                                              $    57,505
      Notes payable, officers                                                           66,969
      Accounts payable                                                                  74,456
      Bankruptcy claims                                                                 88,576
      Accrued interest                                                                  54,072
      Accrued real estate taxes                                                         38,032
      Payroll and sales taxes payable                                                   41,685
      Advance rental income and tenant security deposits                                 6,602
                                                                                   -----------
           Total current liabilities                                                   427,897

TENANT SECURITY DEPOSITS - LONG TERM                                                    61,366
MORTGAGE NOTES PAYABLE, NET OF CURRENT PORTION                                       4,394,241
                                                                                   -----------
                                                                                     4,883,504
                                                                                   -----------


STOCKHOLDERS' DEFICIT:

      Common stock

           approximately 15,000,000 shares issued and outstanding                       15,025
      Additional paid-in-capital                                                     2,460,350
      Accumulated deficit                                                           (5,458,258)
                                                                                   -----------
                                                                                    (2,982,883)

      Net unrealized gain on marketable securities                                         464
                                                                                   -----------

           Total stockholders' deficit                                              (2,982,419)
                                                                                   -----------

           Total liabilities and stockholders' deficit                             $ 1,901,085
                                                                                   ===========


                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION

       Unaudited Condensed Statements of Operations and Comprehensive Loss For the Three Months and Nine Months Ended February 28, 2003 and 2002


                                                       Three Months         Three Months        Nine Months          Nine Months
                                                          Ended                 Ended              Ended                Ended
                                                    February 28, 2003    February 28, 2002   February 28, 2003   February 28, 2002
                                                    -----------------    -----------------   -----------------   -----------------

REVENUES

     Rental income                                     $ 273,994                 228,576               809,231           706,192
     Parking and other                                     9,765                   8,760                28,755            24,093
                                                       ---------               ---------             ---------         ---------
                                                         283,759                 237,336               837,986           730,285
                                                       ---------               ---------             ---------         ---------

COSTS AND EXPENSES

     Building operating costs                             68,454                  72,536               246,293           269,237
     Professional fees                                    32,007                  22,158                76,210           224,920
     Payroll and payroll taxes                            46,695                  32,036               123,311            98,818
     Ground lease                                         31,597                  31,486                94,716            94,323
     Depreciation and amortization                        29,986                  24,100                89,959            70,780
     Consulting                                           39,000                   7,500                84,800            14,662
     Other                                                 9,566                  12,162                48,882            44,077
                                                       ---------               ---------             ---------         ---------
         Total costs and expenses                        257,305                 201,978               764,171           816,817
                                                       ---------               ---------             ---------         ---------

INCOME (LOSS) FROM OPERATIONS                             26,454                  35,358                73,815           (86,532)
                                                       ---------               ---------             ---------         ---------

OTHER INCOME (EXPENSE)

     Interest and dividend income                          5,327                   4,611                14,988            14,017
     Interest expense                                    (94,209)                (81,563)             (290,496)         (256,880)
     Gain on settlement of lawsuit                        10,363                      --                72,208            59,603
     Other                                                   351                      --                   351           (16,029)
                                                       ---------               ---------             ---------         ---------
                                                         (78,168)                (76,952)             (202,949)         (199,289)
                                                       ---------               ---------             ---------         ---------

NET LOSS BEFORE INCOME TAXES                             (51,714)                (41,594)             (129,134)         (285,821)

INCOME TAXES                                                  --                      --                    50                --
                                                       ---------               ---------             ---------         ---------

NET LOSS                                               $ (51,714)                (41,594)             (129,184)         (285,821)
                                                       =========               =========             =========         =========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED           $   (0.00)                  (0.00)                (0.01)            (0.02)
                                                       =========               =========             =========         =========


NET LOSS                                               $ (51,714)                (41,594)             (129,184)         (285,821)

NET UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES       10,453                  (1,000)               (5,061)          (12,445)
                                                       ---------               ---------             ---------         ---------

COMPREHENSIVE LOSS                                     $ (41,261)                (42,594)             (134,245)         (298,266)
                                                       =========               =========             =========         =========


                See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION

                  Unaudited Condensed Statements of Cash Flows

              For the Nine Months Ended February 28, 2003 and 2002

                                                                  2003               2002
                                                                  ----               ----
Cash flows from operating activities:

      Net loss                                                  $(129,184)         (285,821)
      Adjustments to reconcile net loss to net
           cash used in operating activities:
           Depreciation and amortization                           89,959            70,780
           Interest income on investment contract                 (14,051)          (13,842)
           Loss on sale of marketable security                         --             8,804
           Gain on settlement of lawsuit                          (81,172)          (59,603)
           Increase (decrease) in cash due to change in:
                Accounts receivable                                21,584           (11,418)
                Prepaid expenses                                   13,346            17,645
                Other receivables                                      --             4,808
                Other assets                                       26,365             6,009
                Accounts payable and accrued expenses              75,394           251,525
                Accrued interest                                  (35,308)          112,404
                Rent deposits                                     (23,668)         (102,241)
                                                                ---------         ---------
                 Net cash used in operating activities            (56,735)             (950)
                                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from investment                                        502                --
      Purchase of property and equipment                          (29,569)          (56,111)
      Payments on investment contract                              11,813            11,437
                                                                ---------         ---------
           Net cash used in investing activities                  (17,254)          (44,674)
                                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from loan retention                                224,605                --
      Payments on notes payable                                        --           (19,821)
      Proceeds from bank loan                                          --           131,398
      Proceeds from (payment on) loan from officers               (22,031)          (30,000)
      Payments on mortgage notes payable                          (40,220)          (20,100)
                                                                ---------         ---------
           Net cash provided by financing activities              162,354            61,477
                                                                ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          88,365            15,853

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       49,155             2,541
                                                                ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 137,520            18,394
                                                                =========         =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR INTEREST                        $ 294,678           119,821
                                                                =========         =========
CASH PAID DURING THE PERIOD FOR INCOME TAXES                    $      50                --
                                                                =========         =========
NON-CASH INVESTING ACTIVITIES:

      Transfer of marketable securities                         $      --            44,020
                                                                =========         =========





                 See accompanying notes to financial statements

                         PRINCETON AMERICAN CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2003 AND 2002

1.    BASIS OF PRESENTATION

      The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended February 28, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

      These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K-SB for the fiscal year ended May 31, 2002.

2.    LITIGATION

      The Company reached a settlement with Onset Investment Limited on December 27, 2002, which required a payment of $25,000 and 25,000 shares of stock by February 25, 2003. The settlement of this claim resulted in a gain on settlement of approximately $10,000 during the three months ended February 28, 2003.

3.    RELATED PARTY TRANSACTIONS

      Commission fees equal to 4% of the gross lease amount on several leases in the office buildings are being paid to a real estate firm with which one of the directors of the Company is affiliated. During the nine months ended February 28, 2003, payments of $36,984 were made to this firm. The Company also paid this related party $55,000 for consulting services during the nine months ended February 28, 2003.

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

          - An adverse result in the final determination of creditor's claims referred to in this report;

          - Any change in tax laws which would change the Company's ability to utilize its tax loss carry forward or the inability under existing tax laws for the full utilization of such tax loss carry forward;

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

          - the effect of changing economic conditions (other than the real estate market) and

          - other risks which may be described in our future filings with Securities and Exchange Commission. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

RESULTS OF OPERATIONS:

Since the filing of the 10QSB for the fiscal quarter ended November 30, 2002, Management has focused on:

     Concluding the litigation process with Onset Investments, Ltd.

     A settlement was reached with the claimant Onset on December 27, 2002. Under the agreement, on or before February 25, 2003, the Company paid Onset Investments $25,000 in cash and approved the issuance to Onset 25,000 shares of stock in Princeton American Corporation in full payment of its Proofs of Claim aggregating $200,713.95.

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

Managing and upgrading the companys building at 2222 East Camelback Road and 4808 North 22nd Street. Both buildings are fully leased.


Soliciting and evaluating potential business acquisitions and combinations for Princeton.

THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2002.

We believe that our cash position of $ 137,520 as of February 28, 2003, coupled with the increased revenues from the leases at 4808 North 22nd Street and 2222 East Camelback Road, will be sufficient to allow Princeton American Corporation to continue operations for the next twelve months under bankruptcy court supervision, if necessary.


ITEM 3. CONTROLS AND PROCEDURES

The Company is operated solely by Roderick W. McKinnon, CEO and William C. Taylor, Chairman and Secretary. In March of 2003 the Board of Directors appointed Mr. James Sell of Phoenix as its Chief Financial Officer and Mr. Scott Bird as Vice President for Shareholder relations. There are no additional officers of the Company. The Company has established disclosure controls and procedures, pursuant to which, all material information relating to the Company and disclosures contained within this Quarterly Report are jointly reviewed and discussed by both Mr. Taylor and Mr. McKinnon. Because there are no other senior officers of the Company, management for the Company believes that this joint conference of the officers to discuss the Companys material information and disclosures represents a reasonably efficient method of disclosure controls and procedures to ensure that all material information of the Company is known to them.

PART II - OTHER INFORMATION

Item 5    Other information

CERTIFICATION OF OFFICERS


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

Date:  April 14, 2003

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

Date:  April 14, 2003

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

Date:   April 14, 2003

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