Form 10KSB
period 2003-05-31
PRINCETON AMERICAN CORP
filed 2003-10-01
CIK 80324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-KSB

ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2003

Commission File No. 0-5141

PRINCETON AMERICAN CORPORATION

(Name of small business issuer in its charter)

Nevada (state or other jurisdiction of incorporation or organization)	22-1848644 (I.R.S. Employer Identification Number)

2222 East Camelback Road, Suite 105 Phoenix, AZ (Address of principal office)	85016 (Zip code)

Issuer's telephone number, including area code: (602) 522-2444

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues for its most recent fiscal year were $ 1,120,681.

The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as of August 28, 2003. In October, 2002 the Company was elevated by the NASD to Bulletin Board status (OTC:BB symbol PAMC). There has been only one trade in the stock (5000 shares at $ .001) since.

The number of shares outstanding of the issuer's common stock, as of the latest practicable date of August 28, 2003 was 8,517,379.

Princeton American Corporation
FORM 10-KSB

FOR THE FISCAL YEAR ENDED MAY 31, 2003

SIGNATURES	12

FINANCIAL STATEMENTS	F-1

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

-             an adverse result in potential litigation referred to in this report;

-             any change in tax laws which would change the Company's ability to utilize its tax loss carry-forward or the inability under existing tax laws for the full utilization of such tax loss carry-forward;

-            certain operations of the Company, including the formation of alliances with other entities, will temporarily remain under the jurisdiction of and be subject to the confirmation and approval of the U.S. Bankruptcy Court. Disagreements between the Bankruptcy Court and the Company regarding business decisions could adversely affect the Company;

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

HISTORICAL

Princeton American Corporation was previously named Princeton Electronic Products and registered in New Jersey. The Company has been a registered Nevada corporation since September 7, 1995, currently in good standing, and is registered and doing business in Arizona as a resident corporation.

CURRENT COMPANY BUSINESS.

As of May 31, 2003, Princeton's primary business activity is the management of its assets including two office buildings totaling 50,000 square feet in Phoenix, Arizona. The Company has 4 employees. None of the Company's employees is represented by a labor union and we believe that employee relations are good.

See Item 2 for a detailed description of competitive conditions and properties.

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

Princeton occupies 1497 square feet (4.86%) of the total leasable space in this building. As of May 31, 2003, the balance of the remaining leasable space was occupied by unaffiliated tenants, producing approximately $ 711,000 of income annually. The realty taxes for 2222 are approximately $ 80,000. Additional information about this property is included in the Property Information and Operating Data Table at the end of this Item 2.

4808 NORTH 22ND STREET, PHOENIX, ARIZONA.

On December 1, 1994, Princeton acquired this 19,226 rentable sq. ft. two story office building. The Company paid $1,000,000 for the building, of which $900,000 was borrowed from the seller at 8% annual interest. The property has since been refinanced. As of May 31, 2003 the building is 100% leased and produces approximately $ 415,000 of income annually. The Realty Taxes are approximately $51,000. Additional information about this property is included in the Property Information and Operating Data Table at the end of this Item 2.

MESA TRAILER PARK COMMISSION RECEIVABLE.

In March, 1994 Princeton acquired a real estate brokerage commission that provides for payments equal to 5% of the total lease payments generated from a 55 year ground lease of a 55-acre mobile home park in Mesa, Arizona. The Company purchased the commission for $60,000 cash and 174,400 shares of restricted Princeton common stock. The lease runs from 1980 to 2031. The commission agreement presently provides quarterly payments of $4062.50 which are made through an escrow at Security Title Company. The quarterly payments escalate annually to $7,437 per quarter at year 2030. Through May 31, 2003 approximately $124,000 had been paid and $678,000 of additional commission will be paid to Princeton through year 2031 pursuant to the agreement. While there can be no assurance that Princeton will receive any or all of these assigned brokerage fees in the future, as of the date of this report all payments have been received on time.

PROPERTY INFORMATION AND OPERATING DATA

2222 East Camelback Road
Phoenix, Arizona

1.          Character and Location. Two story office building; 30,778 rentable square feet; includes a banking facility with a drive-in teller window and a bank vault.

2.          Title to Property. Building is subject to a First Deed of Trust:

Principal:	$2,784,567
Interest rate:	8.25%
Payment:	$22,503.68
Maturity:	April 2007

(On April 15, 2002, Southwest Bank of Phoenix, one of the prime tenants in the building, made two loans to the Company aggregating $4,500,000. The loans are secured by first deeds of trust on both of the Company's office buildings, in the amount of $2,825,000 for the 2222 East Camelback Road building and $1,675,000 for the 4808 North 22nd Street facility.)

3.          Lease Terms. The Building is subject to two 99 year net ground leases that expire in 2073 and 2076. Rent adjusts each 10 years based upon 8% of the fair market value of the ground, excluding improvements. The first lease has a monthly base payment of $4,933, and will next adjust in 2009. The second lease has a monthly payment of $3,100 and will next adjust during the 2004 fiscal year.

4.          Renovation or Improvement Plans. In March, 2001, the Company commenced remodeling of the common areas of the building including a renovated lobby, hallways and four bathrooms. These improvements are essentially complete and were paid for from the proceeds of a loan obtained from Southwest Bank which was paid in full from the refinance proceeds of the first deed of trust mentioned above.

5.          Competitive Conditions. This property is located in an area known as the "Camelback Corridor" which is comprised predominately of Class A office buildings. The area is considered one of the most prestigious in the metropolitan Phoenix. This building competes with both higher and lower priced office space in the immediate vicinity.

6.          Insurance. Management believes that the property is adequately covered by insurance.

7.          General Information.

(i)         Occupancy Rate - 100% - as of May 31, 2003.

(ii)        Tenants - Rent Roll As of May 31, 2003.

TENANT	RENTABLE SQUARE FEET	TENANT SHARE	MONTHS TO EXPIRATION		EFFECTIVE RATE/YR/ SQUARE FEET	CURRENT BASE PER MONTH

Princeton American Corp.	1,497	4.86%	N/A		N/A	N/A
Eubanks Consulting	325	1.06%	N/A		$24.00	$650
Southwest Bank	8,057	26.17%	28	(1)	$24.84	$16,681	(1)
GBLS Commercial Real Estate Services	3,301	10.73%		(2)	24.00	6,602
First Financial Title Agency	9,541	31.00%	32		$23.19	$18,440
Nationwide Vision	5,084	16.52%	34		$23.00	$9,744
International Circuit Sales	2,973	9.66%	50		$21.79	$5,399

(1)        Lessee has two (2) five-year options to renew

(2)        Lessee had extended lease to December 1, 2002 with right to terminate after May 1, 2002. This tenant is currently leasing on a month to month basis.

(iii)      Tenants principal business, occupations and professions -

Princeton American Corporation - owner and manager of building. Southwest Bank - banking. GBLS Commercial Real Estate Services - real estate brokers. First Financial Title Agency - title insurance and escrow services. Nationwide Vision Centers - outpatient laser eye surgery. International Circuit Sales - computer component sales- .Eubanks Consulting, Land Planners, Construction and Development Managers

(iv)      Average rental per square foot for the year ending 5/31/03, $22.18 (not including parking and miscellaneous income)

(v)        Lease Expirations: All leases will expire no later than five years from the date of this filing unless renewed or extended by the lessee.

(vi)      Depreciation Components: The Company depreciates the buildings primarily over a life of 39 years, using the Modified Accelerated Cost Recovery Method for federal income tax purposes.

PROPERTY INFORMATION AND OPERATING DATA

4808 North 22nd Street
Phoenix, Arizona

1.          Character and Location. Two story office building; 19,226 square feet; located at 4808 North 22nd Street, Phoenix, Arizona.

2.          Title to Property. Building is subject to a first deed of trust:

Principal:	$1,650,154
Interest rate:	8.0%
Payment:	$13,058.97
Maturity:	April 2004

3.          Lease Terms. Subject to a ground lease which expires July 31, 2031. The current rent rate is $2,499 per month, subject to annual adjustment based on the Consumer Price Index.

4.          Renovation or Improvement Plans. On December 5, 2000, the Company leased the second floor (comprised of 10,075 square feet) to Alliance Investors, LLC. for a period of five years. As a condition of this lease, the Tenant completely renovated this space at a cost in excess of $200,000 of which approximately $100,000 was contributed by the Company. During the months of January and February, 2002, the Company leased Suite 150 previously occupied by Shaeffer-Smith-Ankeney Insurance Agency to WRG Design, LLC. for a new three year term. The cost of tenant improvements to the new WRG spaces of approximately $26,500 was paid by the Princeton American Corporation. Alliance Investors, LLC (the tenant in Suite 200) expanded its occupancy of the entire second floor of this building to include the former WRG spaces and has made extensive improvements to that suite at its own expense. This office building is now fully leased.

5.          Competitive Conditions.

           This property is located in an area known as the "Camelback Corridor," which is comprised predominantly of office buildings.
            This building competes with both higher and lower priced office space in the immediate vicinity.

6.          Insurance. Management believes that the property is adequately covered by insurance.

7.          General Information.

(i)         Occupancy Rate: 100% - effective as of May 31, 2003.

(ii)        Tenants - Rent Roll as of May 31, 2003.

				EFFECTIVE RATE/YR/

TENANT	RENTABLE SQUARE FEET	TENANT SHARE	MONTHS TO EXPIRATION	SQUARE FEET	CURRENT BASE

Alliance Investors, LLC	10,075	52.40%	31	$20.75	$17,421
Alliance Investors, LLC	3,302	17.17	8	$20.75	$5,710
WRG Design	5,849	30.43%	21	$21.75	$10,601

(iii)      Principal business, occupations and professions -

Alliance Investors, LLC - residential real estate. WRG Design - CivilEngineers, Landscape Architecture

(iv)      Average effective rental per square foot for year ending 5/31/03 - $21.04 (not including parking and miscellaneous income)

(v)        Lease Expirations: All leases will expire no later than five years from the date of this filing unless renewed or extended by lessee.

(vi)      Depreciation Components: The Company depreciates the buildings primarily over a life of 39 years, using the Modified Accelerated Cost Recovery Method for federal income tax purposes.

ITEM 3.	LEGAL PROCEEDINGS

CHAPTER 11 BANKRUPTCY LITIGATION.

ADMINISTRATIVE CLAIMS.

Administrative claims for professional and other services have been paid by the Company.

UNSECURED CREDITOR CLAIMS.

During the initial stage of the bankruptcy proceedings, creditors filed 65 proofs of claim aggregating $5,001,503. These proofs of claim had been litigated or settled, reducing the number of claims to 50 and the amount to $1,468,564, including principal and interest, at the end of the fiscal year 2001.

Payments of $1,286,393 in principal and interest were made during the year ended May 31, 2002 in settlement of bankruptcy claims and litigation. Claims totaling $9,229 were determined to be invalid. A gain of $23,646 was recognized in connection with the cancellations and settlements.

During the year ended May 31, 2003 additional claims and litigation were settled. Additionally the Company determined that certain administrative convenience claims were not valid. The Company recognized a gain of $72,208 in connection with the cancellations and settlements. Two of the claims, which had been paid during the year ended May 31, 2002, were recorded on the books again since the settlement checks had never been tendered for payment. As of May 31, 2003 there were nine unpaid claims totaling $137,333 and accrued interest at 8% of $38,561.

SHAREHOLDER CLAIMS.

As reported in the May 31, 2000 10KSB, equity shareholders filed approximately 900 proof of interest claims, allegedly representing 14,840,000 shares. These claims were reviewed by management and litigated or settled by agreements which were confirmed by Court orders reducing such outstanding shares to approximately 10,923,918 shares. During the current reporting year, the outstanding shares were further reduced to 8,517,379.

Unresolved Claims. All proof of interest claims have been resolved by the Court.

RESOLVED CREDITOR'S CLAIMS.

A proof of claim had been filed with the bankruptcy court by Harry and Irene Weiss in the amount of $812,707 which was objected to by the company and resulted in several lawsuits. (See note 9 to the financial statements) This issue was settled on February 9, 2001. The company agreed to pay the Weiss's $560,000 in cash plus 10% interest until paid. During the year ended May 31, 2002 the settlement amount of $560,000 lus accrued interest in the amount of $76,823 was paid in full settlement of this claim.

Testasecca, et al v. Princeton American Corporation and William C. Taylor. On May 22, 2001 Lawrence Testasecca and others filed a complaint in an adversary pleading in the Bankruptcy Court. Among other things, the Plaintiffs alleged that they should be recognized as owners of an unspecified number of shares (approximately 2,000,000) that they purchased after the Bankruptcy Court proceedings began without establishing that these shares were the subject of allowed interests under the Plan of Reorganization. The Plaintiffs petitioned the Court to vacate its September 15, 2001 order which canceled all outstanding Princeton American share certificates and authorized the issuance of new certificates reflecting the allowed interests of shareholders under the Plan of Reorganization. At least three of the Plaintiffs (Larry Testasecca, Charles Crehore and Eugene Targosz) received actual notice of the bankruptcy, had filed Proofs of Interest pursuant to the July 1997 order of the Court establishing a deadline for filing Proofs of Interest and had voted in favor of the Plan. The remaining Plaintiffs are relatives of Mr. Targosz and Mr. Testasseca.

On November 8, 2001, the Court issued a Memorandum Decision and Order denying Plaintiffs petition. Plaintiffs appealed this decision to the U.S. District Court for the District of Arizona. On July 8, 2002, the District Court dismissed the appeal because of the failure of the plaintiffs to pursue it. The remaining segment of the lawsuit was resolved by a Motion for Summary Judgment filed by the Company and William C. Taylor which was subsequently granted by the Court.

Onset Investment Limited. Onset filed a claim for damages in the amount of $200,713 based on an alleged breach of a stock purchase agreement with Princeton. During the current fiscal year, settlement negotiations were concluded resulting in the payment to Onset of $25,000 cash and 25,000 shares of stock in the company.

CURRENT LITIGATION: None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The first Annual Meeting of Shareholders since September, 1995 was held at the Phoenix Law Offices of Lewis & Roca on November 27, 2002. The meeting was called to order by Board Chairman William C. Taylor at 10:05 AM. Present were Joseph P. Evers, CPA, the Company's auditor. Shareholders representing 62% of the then issued and outstanding shares were present at the meeting. Mr. Bird served as Secretary.

Mr. Bird noted that a quorum existed for the conduct of business at the meeting.

Election of Directors. Directors McKinnon, Bird and Taylor announced that they were candidates for reelection to the Board to serve until the next Annual Meeting of Shareholders. There were no other nominations for director and the slate was duly elected by the unanimous vote of the shareholders present.

Adoption of Stock Compensation Plan. Mr. Taylor presented and reviewed a stock compensation package which had been recommended by the Board of Directors. The Plan is designed to provide additional equity incentives to officers and directors as well as qualified non-affiliates of the Company. Mr. Taylor noted that there are no plans to activate the compensation package at this time. On motion duly made, the shareholders present unanimously approved and adopted the plan.

The Directors set the next Annual Meeting of Shareholders to be held at approximately the same date in 2003. There being no further business, the meeting was adjourned.

Election of Officers. Immediately following the Annual Meeting, the directors met and elected officers as follows:

William C. Taylor, Chairman and Treasurer

Roderick W. McKinnon, President, CEO and CFO

Scott E. Bird, Secretary and CFO

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Princeton's Common Stock had traded on the over-the-counter market "pink sheets" since the Company was delisted from the NASDAQ (Small Capital) Market in November 1996, until the following events took place:

(1) On September 15, 2000, the Bankruptcy Court ordered Princeton American and its transfer agent to cancel all outstanding share certificates and issue new certificates reflecting the allowed interests under the Plan of Reorganization and the Court's prior orders. The Court further ordered that Princeton and its transfer agent are not subject to any claim based upon the cancellation of outstanding share certificates and the issuance of new certificates in accordance with the Court's orders.

(2) Effective as of October 9, 2000 the trading symbol "PELT" was cancelled by the NASD at the Company's request. The Company had applied to the NASD through the sponsoring brokerage firm of Peacock, Hislop, Staley and Given, Inc. to be listed on the Over the Counter Bulletin Board (OTCBB) with a view toward establishing a broader market for Princeton Shares. On October 17, 2002 the Company was notified by its sponsoring broker that the NASD has determined that Princeton American Corporation is now eligible for trading on the OTC Bulletin Board. The Company has been assigned the trading symbol: "PAMC".

On June 11, 2002 the Company requested entry of an order approving a procedure for handling distributions to creditors and shareholders that the Company had been unable to locate or who had not responded to the Company's inquiries (the "Nonresponsive Claimants"). Specifically, Princeton requested that the Court:

(1)	authorize Princeton to place the monetary and stock distributions due to Nonresponsive Claimants in escrow;

(2)	direct Princeton to conduct a national database search for addresses of Nonresponsive Claimants that it had been unable to locate as of that date;

(3)	direct Princeton to send by U.S. Mail a notice of distribution to Nonresponsive Claimants to their last known addresses as updated by the nationwide database search;

(4)	direct that distributions due to nonresponsive creditors who fail to claim their distributions within six months of notice be vested in the Company; and

(5)	authorize Princeton to remove from its share register the names of all nonresponsive shareholders who do not claim their distributions within six months of notice.

The Bankruptcy Court granted the motion on July 31, 2002. Pursuant to the Order, the Company followed the directives of the Court. Notices mailed to each of the Nonresponsive Claimants established May 13, 2003 as the last day for compliance. 60 shareholders representing 1,056,478 shares responded by the deadline. No creditor's claims were received by the Company.

Princeton has never paid any cash dividends on any equity securities, and no change of this policy is under consideration by the Board of Directors.

Recent Sales of Registered Securities: In October, 2002 the Company was elevated by the NASD to Bulletin Board status. Since that time there has only been one trade in the stock of 5,000 shares at less than $0.01 per share.

CONFIRMATION OF SECURITIES HOLDINGS

The final shareholder equity base established by Order of the Bankruptcy Court is set forth below:

Shares issued to William C. Taylor: (1)	4,527,529
Share issued to others:	3,989,850
TOTAL SHARES AS OF MAY 31, 2003 (2)	8,517,379

(1) Represents fifty three and sixteen hundredths percent (53.16%) of the total of all of Princeton's common stock which was outstanding as of May 31, 2003.

(2) Represents a downward adjustment in total shares from 14,148,047 as set forth in the May 31, 2000 and 2001 10KSBs. This adjustment conforms with the Final Order Allowing Shares, after taking into consideration certain shares for which the 10:1 reverse split calculation had not been made as well as the July 31, 2002 Court Order relating to Nonresponsive Claimants. As of May 31, 2003 there are 405 shareholders of record. No additional shares have been authorized for issuance.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS BACKGROUND:

During the past year Princeton American management has focused on:

1.          Upgrading the Company's two office buildings and solving the problems resulting from the "deferred maintenance" policies of prior management;

2.          Completing the task of establishing a final shareholder base and revitalizing the market for Princeton's shares;

3.          Payment of substantially all of the creditors claims, thereby moving Princeton closer to emergence from the bankruptcy proceedings. The proceeds resulting from the Southwest Bank loans were used to clear all of the company's prior debt including principal and interest to bankruptcy claimants. One claim is still on the company's books which management considers invalid. At such time as the validity of this claim is determined an additional adjustment will be made.

4.       The increase in this year's consulting fees was due to the full time compensation to Mr. Roderick W. McKinnon as President, CEO and CFO. The consulting costs will be reduced in fiscal year 2004 by the resignation of Mr. McKinnon.

 5.        The resolution and settlement of a majority of all claims and legal actions in the prior year significantly reduced the professional fees in this year.

6.        The favorable settlement of many of the outstanding monetary claims realized a gain in Other Income.

7.        The company investment in marketable securities was written down to market in the prior year and was subject only to market change in this fiscal year.

8.       The shareholder base has been carefully analyzed and significantly modified by Court Orders. All old share certificates have been cancelled and new share certificates issued to shareholders who have tendered their old shares.

9.        The Company also focused its attention on the rehabilitation and marketing of its two office buildings, which have benefited from the increase in demand for office space in the Phoenix market over the past five years. Several tenant leases have matured and have either been rolled over at higher prices, or the tenants have moved elsewhere allowing the Company to replace them with higher rent paying tenants. The office building at 2222 East Camelback Road is fully occupied with annual gross revenues exceeding $680,000. As of May 31, 2003 the 2222 East Camelback Road building is 100% occupied.

10.       The office building at 4808 North 22nd Street was leased to Alliance Investors, LLC. for a five year term commencing in February, 2001 and WRG Design for a three year term commencing in February, 2002. Now fully occupied, this building is currently producing approximately $400,000 in annual revenues.

11.       Management will require additional capital of at least $1,600,000 during the next twelve months to payoff or refinance the 4808 North 22nd Street office building, the mortgage on which is due in April 2004. The Company expects to renew the three year Alliance Lease in that building which also expires during the current fiscal year. In the event that this does not occur, the Company will attempt to release this space. There is no assurance that the Company will be successful in this endeavor.

12.       Management believes that the completion of these "clean up" activities this and last fiscal year will put Princeton a major step closer to attracting potential investors and merger prospects (in particular those that can take advantage of the Company's $15,000,000 tax loss carry forward). Armed with a fundamentally sound financial statement, management intends to pursue all available opportunities for strategic alliances and potential acquisitions, with a view toward enhancing shareholder value.

ITEM 7.	FINANCIAL STATEMENTS

The full text of the Company's audited, consolidated financial statements for the fiscal years ended May 31, 2003 and 2002 begins on page F-1 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company as of May 31, 2002 were:

NAME	AGE	POSITION	DATE ELECTED (*)

William C. Taylor	71	Chairman, & Director	November 27, 2002

Roderick W. McKinnon III(1)	56	President, CEO & Director	November 27, 2002

Scott E. Bird	79	CFO & Director	November 27, 2002

   (1)     Mr. Roderick W. McKinnon resigned as Director, President and Chief Financial Officer on July 25, 2003 (Reference Item 13 Controls & Procedures)

(*)	Pursuant to Article III Section 3.9 of the Plan of Reorganization, the Directors initially took office on the "Effective Date" of the Plan.

RESUMES

Scott E. Bird is the Managing Consultant of SASolutions, LLC, an integrated business and information technology consulting group and President of Pacific Aviation Services, an international aviation procurement and support company. Mr. Bird served as Director and Chief Financial Officer of the Company until his resignation as CFO in May, 2001. Mr. Bird was re-elected as Vice President - Shareholder relations in February, 2003 and as Chief Financial Officer in July, 2003.   His term as a director will expire on the date of the next Annual Shareholder's Meeting.

William C. Taylor served the Company as Executive Vice-President from July 1991 to April 1995 and as a Director from August 1994 to April 1995. Mr. Taylor is a member (inactive) of the State Bar of Arizona and is a licensed realtor. He is a managing partner in several real estate development companies. Mr. Taylor has served as Chairman and Chief Executive Officer of the Company. Mr. Taylor was elected Chairman, President and CEO of the reorganized Company in 1998 and is serving as an Officer and Director of the Company to date.  His term of office will expire on the date of the next Annual Shareholders Meeting.

Roderick W. McKinnon III has been a Director and Secretary of the Company since 1997. He assumed the additional office of President and CEO on November 27, 2002. Since 1974, Mr. McKinnon has been President of R.W. McKinnon & Co., Inc., an investment banking and development service company. He graduated from Northern Arizona University with a degree in Political Science and serves on several boards of directors.

The Company has no audit committee or financial expert.

   (1)        On July 25, 2003 Mr. McKinnon resigned as an officer and director of Princeton American Corporation. He is no longer affiliated with the Company.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for the fiscal year ended May 31, 2003 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and other executive officers..

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	ANNUAL CASH COMPENSATION	OTHER (1)	SECURITIES OPTIONS	ALL OTHER COMPENSATION

William C. Taylor	$120,000	$1000	-0-	-0-
Chairman CEO and Director

Roderick W McKinnon(3)	-0-	$1000		122,000
Secretary Treasurer Director

Scott E Bird (2)	-0-	$1000	-0-	7,100
Director

(1)        Directors are compensated at the rate of $200 for each formal meeting of the Board of Directors. There were 5 meetings in fiscal year 2003.

(2)        Mr. Bird is a shareholder of SASolutions, L.L.C. a financial consulting firm which received approximately $7,100 through May 31, 2003 for consulting services to the company.

(3)        Mr. McKinnon is associated with a real estate brokerage company that assisted Princeton with the leasing of several of its suites. In connection with these services his firm has been paid $ 81,984 in real estate leasing commissions during the last two fiscal years. In addition, Mr. McKinnon received consulting fees of approximately $85,000 during the current fiscal year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to shares of common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock , (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group.

NAME	TITLE	COMMON SHARES	PERCENT OF CLASS

William C. Taylor	Chairman & CEO	4,537,529	(1) 53.16%
2222 East Camelback Road
Suite 105
Phoenix, Arizona 85016

(1)        Includes 132,962 shares which Mr. Taylor owned prior to the Effective Date of the Plan of Reorganization.

The above percentage of ownership is based on 8,517,379 shares of the Company's common stock outstanding as of May 31, 2003. Beneficial ownership has been determined in accordance with rule 13d-3 of the Securities and Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights are deemed outstanding for purposes of computing shares beneficially owned by and the percentage of ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by, or percentage of ownership of, any other person or group.

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

Mr. William C. Taylor who had loaned the Company temporary operating funds, as reported in prior years, continues to receive interest and principal reduction payments as cash flow permits as reported in the financial statements, beginning at page F-1 of this report.

Certain Transactions with companies affiliated with Scott. E. Bird and Roderick W. McKinnon III are described in Item 10.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Exhibit No.	Description and Method of Filings
2.1	Plan of Reorganization (i)
3.1	Articles of Incorporation, as amended (ii)
3.2	By-Laws, as amended(ii)
4.1	8K dated June 18, 2002 regarding Princeton American’s motion to the Bankruptcy Court regarding non responsive claimants and shareholders. The motion asked for the court’s permission to cancel shares and claims of non responsive shareholder’s after the company made certain efforts to locate each of these people. This motion was granted by the Court on July 31, 2002
4.2	8K dated October 24, 2002 regarding Princeton American Corporation listing on NASD OTC:BB
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
____________________
(i)   Incorporated by reference to Exhibit 1 of Current Report on Form 8-K (file no. 000-05141) on January 5, 1998.
(ii) Incorporated by reference to Exhibit 3.1 of Form 10KSB (file no. 000-05141 on August 29, 2000

ITEM 14.   CONTROLS AND PROCEDURES

At the July 25, 2003 Board meeting, after the resignation of Mr. McKinnon, Mr. William C. Taylor was elected President, Treasurer and Chief Executive Officer and Mr. Scott E. Bird continued as a Vice President and was elected as Secretary and Chief Financial Officer.

The Company has established disclosure controls and procedures, pursuant to which, all material information relating to the Company and disclosures contained within this Annual Report are jointly reviewed and discussed by both Mr. Taylor and Mr. Bird. Because there are no other senior officers of the Company, management for the Company believes that his joint conference of the officers to discuss the Company material information and disclosures represents a reasonably efficient method of disclosure controls and procedures to ensure that all material information of the Company is known to them.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON AMERICAN CORPORATION
By:	/s/ William C. Taylor

William C. Taylor Chairman, CEO and Director

Date:  September 30, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ William C. Taylor	Chairman, CEO and Director	September 30, 2003

William C. Taylor

By: /s/ Scott E. Bird	Treasurer, CFO and Director	September 30, 2003

Scott E. Bird

FINANCIAL STATEMENTS

For the Years Ended

May 31, 2003 and 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Princeton American Corporation

We have audited the accompanying balance sheets of Princeton American Corporation as of May 31, 2003 and 2002, and the related statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton American Corporation as of May 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has a stockholders' deficit of $3,076,216, has not generated net income since reorganization, and has a significant working capital deficit as of May 31, 2003. The Company has also been involved in significant litigation by creditors and stockholders seeking ownership equity interests in the Company as discussed in notes 8 and 9. As discussed in note 8, the Company is still operating under a Joint Plan of Reorganization following a bankruptcy filing in December 1996. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

.

Evers & Company, Ltd.
Phoenix, Arizona
August 28, 2003

PRINCETON AMERICAN CORPORATION
BALANCE SHEETS
MAY 31, 2003 AND 2002

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$86,328	49,155
Loan retention account	—	224,605
Accounts receivable, less allowance for doubtful accounts of $30,293 at May 31, 2002	22,161	38,477
Investments in marketable securities	40,952	45,762
Prepaid expenses	35,112	59,377
Other assets	25,284	26,365

Total current assets	209,837	443,741

PREPAID EXPENSES	54,708	55,976
INVESTMENT IN COMMISSION CONTRACT	212,336	209,361
PROPERTY AND EQUIPMENT, NET	1,331,634	1,394,239
LOAN COSTS, net of accumulated amortization of $22,000 at May 31, 2003 and $3,143 at May 31, 2002	40,161	59,018

Total assets	$1,848,676	2,162,335

See accompanying notes to financial statements

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
	2003	2002

Mortgage notes payable - current portion	$1,685,792	53,990
Note payable, officers	63,406	89,000
Accounts payable and accrued liabilities	36,526	21,762
Bankruptcy claims	137,333	169,773
Accrued interest	60,405	89,380
Accrued real estate taxes	51,247	43,941
Payroll and sales taxes payable	73,286	13,076
Advance rental income and tenant security deposits	6,602	35,473

Total current liabilities	2,114,597	516,395
TENANT SECURITY DEPOSITS - LONG TERM	61,366	56,163
MORTGAGE NOTES PAYABLE, NET OF CURRENT PORTION	2,748,929	4,437,976

	4,924,892	5,010,534

STOCKHOLDERS' DEFICIT:
Common stock, par value $.001, 200,000,000 shares authorized; see note 8 regarding shares issued and outstanding	15,025	15,000
Additional paid-in-capital	2,460,350	2,460,350
Accumulated deficit	(5,553,372)	(5,329,074)

	(3,077,997)	(2,853,724)
Net unrealized gain on marketable securities	1,781	5,525

Total stockholders' deficit	(3,076,216)	(2,848,199)

Total liabilities and stockholders' deficit	$1,848,676	2,162,335

See accompanying notes to financial statements

PRINCETON AMERICAN CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended May 31, 2003 and 2002

	2003	2002

REVENUES
Rental income	$1,082,161	983,716
Parking and other	38,520	33,588

	1,120,681	1,017,304

COSTS AND EXPENSES
Building operating costs	319,881	337,082
Professional fees	83,254	209,222
Payroll and payroll taxes	172,501	131,053
Ground lease	126,312	125,809
Depreciation and amortization	123,692	109,363
Consulting	130,875	29,256
Other	78,258	64,189

Total costs and expenses	1,034,773	1,005,974

INCOME FROM OPERATIONS	85,908	11,330

OTHER INCOME (EXPENSE)
Interest and dividend income	20,035	18,904
Interest expense	(387,930)	(356,849)
Gain (loss) on settlement of claims	72,208	(44,562)
Impairment of marketable securities	—	(441,800)
Other	(14,449)	(9,195)

	(310,136)	(833,502)

NET LOSS BEFORE INCOME TAXES	(224,298)	(822,172)
INCOME TAXES	70	50

NET LOSS	$(224,298)	(822,222)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	(0.10)

NET LOSS	$(224,229)	(822,222)
NET UNREALIZED LOSS ON MARKETABLE SECURITIES	(3,744)	(15,724)

COMPREHENSIVE LOSS	$(228,042)	(837,946)

See accompanying notes to financial statements

PRINCETON AMERICAN CORPORATION
Statement of Changes in Stockholders' Deficit
For the Years Ended May 31, 2003 and 2002

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain (Loss) on Securities

Balance at May 31, 2001	$15,000	2,460,350	(4,506,852)	(420,551)
Net loss for the year ended May 31, 2002	—	—	(822,222)	—
Impairment of marketable securities	—	—	—	441,800
Unrealized loss on marketable securities	—	—	—	(15,724)

Balance at May 31, 2002	15,000	2,460,350	(5,329,074)	5,525
Net loss for the year ended May 31, 2003	—	—	(224,298)	—
Unrealized loss on marketable securities	—	—	—	(3,744)
Issuance of stock in settlement of litigation	25	—	—	—

Balance at May 31, 2003	$15,025	2,460,350	(5,553,372)	1,781

See accompanying notes to financial statements

PRINCETON AMERICAN CORPORATION
STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net loss	$(224,298)	(822,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,692	109,363
Interest income on investment contract	(18,725)	(18,450)
Rent income allowance in exchange for tenant payment of costs	—	(121,424)
Impairment on marketable securities	—	441,800
Gain (loss) on settlement of claims	(72,208)	44,562
Issuance of stock in settlement of litigation	25	—
Increase (decrease) in cash due to change in:
Accounts receivable	16,316	(32,409)
Prepaid expenses	25,533	(9,618)
Other assets	1,081	(27,851)
Accounts payable and accrued expenses	82,280	(431,608)
Bankruptcy claims	8,642	(1,045,869)
Accrued interest	2,151	(100,544)
Rent deposits	(23,668)	8,434

Net cash used in operating activities	(79,179)	(2,005,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,230)	(91,023)
Payments on investment contract	16,816	15,442

Net cash used in investing activities	(25,414)	(75,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan retention	224,605	—
Payments on notes payable	—	(265,329)
Repayment of loans from officers	(25,594)	(41,000)
Repayment of mortgage notes payable	(57,245)	(1,910,272)
Payment of loan costs on mortgage notes payable	—	(62,161)
Proceeds from mortgage notes payable, net of retention	—	4,275,395
Proceeds from bank loans		131,398

Net cash provided by financing activities	141,766	2,128,031

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,173	46,614

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	49,155	2,541

CASH AND CASH EQUIVALENTS, END OF YEAR	$86,328	49,155

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR INTEREST	$385,756	538,478

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$50	50

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of rent credits for tenant improvements paid by tenant	$—	30,293

See accompanying notes to financial statements

PRINCETON AMERICAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

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

During the years ended May 31, 1998 and 1997, the Company did not have access to adequate records to file audited financial statements, as required by the Securities and Exchange Commission. The Company requested a waiver of its filing requirements for the years ended May 31, 1997 and 1998 and its quarterly filings through February 28, 2000. The Company cannot obtain a waiver; however, the Securities and Exchange Commission has indicated that action is unlikely for failure to file missing reports prior to May 31, 2000. The Company included in their February 28, 2001 10Q, reissued May 31, 2000 financial statements, which included an audited balance sheet as of May 31, 1998.

The financial statements of the Company are presented on a historical cost basis. The estimated fair market value of the Company's assets at the time of reorganization exceeded the Company's post-petition liabilities and allowed claims. Consequently, assets and liabilities were not restated to fair market value as provided by SOP 90-7.

As of May 31, 2003 the Company had a stockholders' deficit of $3,076,216. Additionally, the Company has not been able to generate net income since its reorganization and has a working capital deficit of $1,904,760 due primarily to the current maturity of one of the mortgage notes payable. The Company is currently under the jurisdiction of the Bankruptcy Court, as described in Note 8. To address these uncertainties, management has taken the following actions.

•	Obtained financing for both of its commercial office buildings; although, the note on one of the buildings is due in April 2004.

•	Implemented changes, which it believes will reduce the cost of operating the buildings.

•	Settled all of the litigation, which reduced legal and professional fees during the year ending May 31, 2003.

PRINCETON AMERICAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

a.	BASIS OF PRESENTATION, CONTINUED

•	Issued new share certificates to stockholders. See note 8 for procedures and assumptions used by management to issue these certificates.

•	Worked with the bankruptcy court and expects to be released from their supervision.

•	Obtained a new trading symbol in order to be eligible to trade on the OTC Bulletin Board.

•	Explored and continues to explore the possibility of future mergers and/or acquisitions.

b.	ORGANIZATION AND OPERATIONS

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

Accounts receivable represents rent and other amounts due. Most rent is billed in advance.  An allowance is provided on a specific identification basis for all balances which management estimates may not be fully collectible

PRINCETON AMERICAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

e.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

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

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options and awards. Under APB 25, no compensation expense is recognized when the exercise price of the options equals or exceeds the fair value (market price) of the underlying stock on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation.

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

PRINCETON AMERICAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

i.	EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". The standard simplifies the standards of computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was assumed to be 8,517,379 shares for the years ended May 31, 2003 and 2002. Please read note 8 regarding the number of shares outstanding.

 2.        INVESTMENTS IN MARKETABLE SECURITIES AVAILABLE FOR SALE

Marketable securities consist of the following investments in common stock at May 31, 2003 and 2002:

	2003	2002

Exten Industries	$28,613	37,857
Stratford American	8,500	3,000
Other securities	3,839	4,905

	$40,952	45,762

The total net unrealized gain at May 31, 2003 and 2002 was $1,781 and $5,525, respectively. The net unrealized gain decreased by $3,744 for the year ended May 31, 2003 and the net unrealized loss increased by $15,724 during the year ended May 31, 2002.

3.         INVESTMENT IN COMMISSION CONTRACT

In March 1994, the Company acquired the rights to the commission on a ground lease for a mobile home park in Mesa, Arizona. The commission is based upon a fifty-five (55) year ground lease. Annual payments ranged from $11,750 in 1994 to $27,000 in 2031. For the years ended May 31, 2003 and 2002, the commission contract was valued at $212,336 and $209,361, respectively. The valuation is determined by calculating the net present value of the quarterly payments at an imputed interest rate of twelve percent (12%). The Company recognizes any fluctuation in the investment as interest income or expense in the year of fluctuation.

PRINCETON AMERICAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

4.        PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31, 2003 and 2002:

	2003	2002

Office buildings	$1,296,786	1,296,786
Leasehold improvements	739,397	697,167
Office furniture and equipment	6,240	6,240

	2,042,423	2,000,193
Less: Accumulated depreciation	(710,789)	(605,954)

	$1,331,634	1,394,239

5.        PAYROLL TAX LIABILITIES

The Company has not paid payroll taxes since May of 2002 or filed payroll tax returns since September of 2001. The May 31, 2003 financial statements include a liability of approximately $38,500 for unpaid payroll taxes and approximately $19,500 for related interest and penalties. The Company is in the process of filing the delinquent returns and is requesting abatement of penalties associated with these delinquent filings.

6.        NOTES PAYABLE

During the year ended May 31, 2002 the Company refinanced the Camelback Road office building for $2,825,000 and the 22nd Street office building for $1,675,000. The proceeds from the refinancing were used to pay off the existing mortgage notes, pending legal claims and bankruptcy claims. An escrow account for property taxes was set up using funds from the notes and monthly payments equal to one-twelfth of the annual property taxes are to be made to this account. A portion of the proceeds to be used for settlement of the various claims was set aside in a loan retention account. The balance of these funds was advanced to the Company during the year ended May 31, 2003. The mortgage notes are secured by a first deed of trust and an assignment of the rents and related receivables of the respective office buildings.

The terms of the note that was paid off had been under dispute since the bankruptcy court modified the terms. The Company reached a settlement of $1,100,000 to cover outstanding principal and interest. This settlement was $127,812 in excess of what had been recorded by the Company as a liability and was recorded as a loss on settlement during the year ended May 31, 2002.

PRINCETON AMERICAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

 6.        NOTES PAYABLE, CONTINUED

Mortgage notes payable consist of the following at May 31, 2003 and 2002:

	2003	2002

Mortgage note payable, secured by a first deed of trust on the building at 2222 E. Camelback Road, payable in monthly installments of $22,504 including interest at 8.25%, through April 2007	$2,784,567	2,819,976
Mortgage note payable, secured by a first deed of trust on the building at 4808 N. 22nd St., payable in monthly installments of $13,059 including interest at 8%, through April 2004	1,650,154	1,671,990

	4,434,721	4,491,966
Less current portion	(1,685,792)	(53,990)

Long-term debt, net of current portion	$2,748,929	4,437,976

Maturities of long-term debt at May 31, 2002 are as follows:

YEAR ENDED MAY 31,	AMOUNT

2004	1,685,792
2005	41,626
2006	45,245
2007	2,662,058

$4,434,721

PRINCETON AMERICAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

7.         NOTES PAYABLE, OFFICERS AND RELATED PARTY TRANSACTIONS

At May 31, 2003, the Company owed an officer $63,406 in principal and $1,918 in accrued interest under the terms of three 12% promissory notes that required payments of $5,000 per month beginning January 2000. The Company has not complied with the repayment terms of these agreements. During the year ended May 31, 2003 and 2002 the Company made principal payments of $25,594 and $41,000, respectively, in partial payment of the notes. Interest expense on the officers' notes totaled $8,355 and $14,870 for the years ended May 31, 2003 and 2002, respectively.

During the years ended May 31, 2003 and 2002 the Company paid consulting fees of $92,075 and $3,150, respectively to two directors.

Commission fees equal to 4% of the gross lease amount on several leases in the office buildings are being paid to a real estate firm with which one of the directors of the Company is affiliated. During the years ended May 31, 2003 and 2002 payments of approximately $37,000 and $45,000, respectively, were made to this firm.

The Company pays each of its three directors $200 for each board meeting attended. During the year ended May 31, 2003 there were five meetings. Accrued directors' fees of $3,900 are due for meetings in the current and prior years.

8.         BANKRUPTCY CLAIMS

The Company filed for bankruptcy on December 11, 1996 and is currently operating as a reorganized debtor under a Joint Plan of Reorganization confirmed by the United States Bankruptcy Court for the District of Arizona on November 19, 1997.

Subsequent to the Company's filing in December 1996 and prior to the reorganization in December 1997, the Company was operated by a court-appointed trustee. During that time, the trustee liquidated various assets of the Company other than certain real estate holdings in Phoenix, Arizona and certain investments in marketable securities and a commission contract. William Taylor and the Trustee filed a Joint Plan of Reorganization in November 1997, which was approved in December 1997. Some of the key provisions of the Plan were:

•

The Plan classified various secured, unsecured and non-priority unsecured claims. The Plan also classified post petition administrative claims. As confirmed, the Plan called for the reorganized debtor to make distributions to unsecured creditors within one year of the Plan's effective date, December 20, 1998. Once distributions were made to unsecured creditors, the Plan would be substantially consummated within the meaning of the Bankruptcy Code. The Company began making distributions during the year ended May 31, 2002.

•	Preferred shareholders received common stock of the Company.

•

Approved common shareholders retained their interest in the Company. The interest of shareholders with 10,000 shares or less (as listed on the records of American Stock Transfer only) were allowed, unless an objection was filed and upheld.

•

William Taylor received 40% of the Company's outstanding stock, upon payment of substantially all unsecured claims. Taylor's interest was based upon his claim of $990,134 for consulting fees and other costs. During the year ended May 31, 2003 the Company reduced the number of shares outstanding as described above. As a result of the reduction in the number of total shares outstanding, Mr. Taylor currently owns approximately 53% of the outstanding common stock.

•	The Company's wholly owned subsidiaries, 88 Redevelopment and 4808 Corporation, were merged into Princeton American Corporation.

The Plan was subsequently modified in January 1999 to extend certain deadlines of the Plan, including the deadline for making distributions to unsecured creditors. These deadlines were extended to 180 days following the entry of a final, non-appealable order resolving the claim of Harry and Irene Weiss (note 9).

PRINCETON AMERICAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

8.          BANKRUPTCY CLAIMS, CONTINUED

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

In July 2002 the Court granted a motion to allow the Company to remove from its shareholder list all shareholders who had not responded to the Company's repeated notices requesting the return of cancelled share certificates for replacement. The Company was authorized to conduct a national data base search for the current address of all non-responsive claimants and mail a final notice to each shareholder at their last known address informing them that their names would be deleted from the shareholder list if they did not respond within six months of the notice. These notices were mailed to the shareholders November 10, 2002.

Princeton American has changed stock transfer agents and has implemented the Court's order. New share certificates were issued for the allowed interests of 8,517,371 shares as of May 31, 2003. Management believes that it has complied with all court orders and that these shares reflect all adjustments authorized by the court. However, the Company has been challenged on several occasions over the past few years and there can be no assurance that the Company will not be challenged by others seeking additional stock ownership in the Company.

In connection with the issuance of new certificates, Princeton American also initiated a process to change its trading symbol. Effective as of October 9, 2000, the trading symbol, PELT, was officially cancelled. During October 2002 the Company was assigned a new trading symbol, "PAMC" and is now eligible for trading on the OTC Bulletin Board.

In April of 2002 the Company refinanced its office buildings and used a portion of the proceeds to begin settlement of the bankruptcy claims. During the year ended May 31, 2002 payments of $1,033,104 in principal and $253,289 in accrued interest were paid toward the bankruptcy claims and the settlement of litigation (see note 9). Management determined that $9,229 of claims (including principal and accrued interest) was invalid. A gain of $23,646 was recognized in connection with the cancellations and settlements.

During the year ended May 31, 2003 one of the remaining bankruptcy claims was settled for an amount less than the amount recorded on the Company books resulting in a gain on settlement of $5,336. Also during 2003 the Company determined that certain administrative convenience claims were not valid claims. These claims and the related accrued interest were written off resulting in a gain of $56,509. Payments on two claims paid in 2002 were reinstated as a liability of $48,758 since the payments had never cleared the bank. At May 31, 2003 the unpaid bankruptcy claims were $137,333 and accrued interest at 8% was $38,561.

9.         LITIGATION AND LIABILITIES IN DISPUTE

The Company has been involved in litigation arising from actions of the Company prior to the bankruptcy filing.

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

PRINCETON AMERICAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

9.         LITIGATION AND LIABILITIES IN DISPUTE, CONTINUED

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

Onset Investments had filed two proofs of claim for damages resulting from securities transactions prior to the bankruptcy filing. During the year ended May 31, 2003 the Company reached a settlement with Onset Investment Limited, which required a payment of $25,000 and 25,000 shares of stock. The settlement of this claim resulted in a gain on settlement of $10,363 during the year.

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

10.      LEASE COMMITMENTS

The Company leases office space in its commercial buildings located at 2222 E Camelback and 4808 North 22nd Street in Phoenix, Arizona. Future minimum lease payments required under these leases are as follows:

YEAR ENDED MAY 31,	AMOUNT

2004	$994,693
2005	935,603
2006	514,021
2007	76,611
2008	12,854

$2,533,782

The office building located on Camelback Road is subject to two ground leases. The first lease was entered into on November 1, 1974. The second lease was entered into on August 1, 1977. Both leases are net leases, with terms of 99 years. On the 15th anniversary and for each succeeding ten-year term, the rent is to be adjusted to an annual rate equal to 8% of the fair market value of the leased premises, excluding improvements. The rate on the first lease was adjusted on November 1, 1999 to a monthly rate of $4,933. The second lease was adjusted to a monthly rate of $3,100 on the 15th anniversary of the lease. Rent expense on these two leases for the years ended May 31, 2003 and 2002 was $96,400 for each year.

The office building located on N. 22nd Street is subject to a ground lease, the term of which extends through July 31, 2031. The lease is a net lease. The rental rate as of May 31, 2003 was $2,499 and is subject to an annual adjustment based on the Consumer Price Index. Rent expense on this lease for the years ended May 31, 2003 and 2002 was $29,912 and $29,409, respectively.

The Company has a limited number of tenants in both buildings. As such, the loss of certain tenants of changes in market rental rates could adversely impact the Company. Additionally, accounts receivable are from a limited number of tenants.

The Company's future minimum lease obligations on the ground leases for the next five years are approximately $126,400 per year, based upon the current valuation.

PRINCETON AMERICAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

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

Since the fair value is estimated as of May 31, 2003, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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

12.      INCOME TAXES

The components of net deferred tax assets at May 31, 2003 and 2002, assuming a federal tax rate of 34% and a 7% state rate, are as follows:

	2003	2002

Net operating and capital loss carryforwards	$5,284,000	5,230,000
Capital loss carryforward	157,000	-
Difference in basis of property & equipment	113,000	100,000
Accrued real estate taxes	20,000	20,000
Less valuation allowance	(5,574,000)	(5,350,000)

Net deferred tax assets	$—	—

The expected tax benefit from the net loss before income taxes was offset by a valuation allowance, since the Company has not yet developed a history of profitable operations. During the years ended May 31, 2003 and 2002 the valuation allowance increased (decreased) by approximately $224,000 and ($150,000), respectively.

At May 31, 2003, the Company has approximately $15,200,000 in unused federal net operating loss carryforwards, which expire from 2004 through 2023. The state net operating loss carryforwards, which approximate $2,500,000, expire from 2004 through 2008.

Due to significant changes in ownership in prior years and changes in the Company's operations, the amount of operating losses available to offset future income taxes may be significantly limited. The Company has not yet completed an evaluation of the amount of losses that are available for utilization by the Company or a prospective merger candidate.

PRINCETON AMERICAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2003 AND 2002

13.     STOCK OPTION PLAN

During the year ended May 31, 2003 the Board of Directors approved the Stock Compensation Program. The plan allows for the issuance of Incentive Stock Options, Nonqualified Stock Options and Restricted Shares. Under the terms of the plan, up to 3,000,000 shares of common stock may be issued. No options have been granted under this plan.

14.      SUBSEQUENT EVENT

The Company has not filed its postconfirmation reports with the bankruptcy court since June of 2001 or paid all of its required fees. In August 2003, the United States Trustee filed a motion to dismiss the Company's Chapter 11 case or convert it to Chapter 7 due to these delinquencies. The United States Trustee has agreed to defer any action on the motion based on the Company's commitment to bring its postconfirmation reports and quarterly fees current by October 2003. Accounts payable and accrued liabilities at May 31, 2003 includes $14,000 accrued for these fees.