Form 10QSB
period 2003-08-31
PRINCETON AMERICAN CORP
filed 2003-10-15
CIK 80324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: August 31, 2003
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2003
Common Stock, par value $.001 per share	8,517,371

Transitional Small Business Disclosure Format (Check One):

Yes ☐ No ☒

PRINCETON AMERICAN CORPORATION

FORM 10QSB

June 30, 2003

	PAGE NO.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)	3

	Unaudited Condensed Balance Sheet - August 31, 2003	3

	Unaudited Condensed Statements of Operations and Comprehensive Income (Loss) - Three Months August 31, 2003 and August 31, 2002	4

	Unaudited Condensed Statements of Cash Flows- Three Months Ended August 31, 2003 and August 31, 2002	5

	Notes to Financial Statements	6

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3. Controls and Procedures	9

PART II.	OTHER INFORMATION

	Item 5. Other Information
	Item 6. Exhibits and Reports on Form 8-K	10

	Signatures	11

Current liabilities	
Mortgage notes payable - current portion	1,681,114
Notes payable, officers	63,406
Accounts payable	31,871
Bankruptcy claims	137,333
Accrued interest	64,034
Accrued real estate taxes	90,861
Payroll and sales taxes payable	85,999
Advance rental income and tenant security deposits	30,317
Total current liabilities	2,184,935
Tenant security deposits - long term	61,366
Mortgage notes payable, net of current portion	2,739,308
	4,985,609
Stockholders' deficit	
Common stock, par value $.001, 200,000,000 shares authorized; see Note 2 regarding shares issued and outstanding	15,025
Additional paid-in-capital	2,460,350
Accumulated deficit	(5,638,763)
	(3,163,388)
Net unrealized gain on marketable securities	12,021
Total stockholders' deficit	(3,151,367)
Total liabilities and stockholders' deficit	$ 1,834,242

See accompanying notes to financial statements

See accompanying notes to financial statements

See accompanying notes to financial statements

PRINCETON AMERICAN CORPORATION
 Notes to Condensed Financial Statements
August 31, 2003 and 2002

Basis of Presentation
The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended August 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10K-SB for the fiscal year ended May 31, 2003.

Equity
The transfer agent for the Company has issued new share certificates for the allowed interest of 8,517,371 shares as of May 31, 2003. Management believes that it has complied with all court orders and that these shares reflect all adjustments authorized by the court. However, the Company has been challenged on several occasions over the past few years and there can be no assurance that the Company will not be challenged by others seeking additional stock ownership in the Company. The earnings per share calculation has been made based on the number of shares outstanding of 8,517,371.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from forward-looking statements and projections include, for example:

  a downturn in the Phoenix, Arizona real estate market, particularly one which would adversely affect commercial lease rates;
  an adverse result in potential litigation referred to in this report;
  any change in tax laws which would change the Company’s ability to utilize its tax loss carry-forward or the inability under existing tax laws for the full utilization of such tax loss carry-forward;
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

RESULTS OF OPERATIONS:

The delayed filing of the 10KSB annual report for FYE 5/31/03 was comprehensive and reported in detail the recent operations and events of the Company.

A special Board of Directors meeting was called by Mr. William C. Taylor, Chairman, on July 25, 2003. The Board reviewed the finance, operations and accounting status of the company. The Board reviewed the unsuccessful efforts of Mr. Roderick McKinnon to develop any merger, sales or joint-venture prospect over the past year that was acceptable to the Company.

The Board reviewed the lack of merger, sales or joint-venture accomplishments of Mr. Ken Labbe of Cove Realty and terminated the consultant agreement, effective July 28, 2003 that was acceptable to the Company.

Mr. Roderick McKinnon resigned as Director and Officer of the Company effective July 25, 2003. The Board elected Mr. William Taylor as President, Chief Executive Officer and Treasurer and Mr. Scott Bird as Secretary and Chief Financial Officer effective July 25, 2003. Mr. Bird remains a Vice-President.

The Board retained Mr. James C. Sell, CPA, CFE to provide accounting services and a detailed review to strengthen the Company financial controls and procedures.

The $14,000 increase in the quarterly building operating costs was due to the cost of replacing one compressor of the air-conditioning unit at the 2222 E. Camelback Road building.

The decrease in professional fees was due to the resolution, in prior periods, of the majority of the bankruptcy claims.  The reduced claims resolution reduced the legal fee expenditures required in this quarter.

The increase in consulting fees was dues to the increase in consulting work required by Scott E. Bird, CFO and James Sell, CPA, CFE to address all accounting and reporting issues that require timely resolution.  These extraordinary costs were partly offset by the resignation of Mr. Roderick W. McKinnon and the termination of the Cove Realty services.  The consulting costs will normalize as the back issues are resolved in the 2nd and 3rd quarters.

In 2002 the outsourced janitorial services were replaced by direct employees of the Company resulting in lowered vendor costs but increased payroll and payroll taxes.

Mr. Bird, CFO and Mr. Sells, CPA addressed and negotiated payment plans to bring the delinquent payroll taxes and US Trustee reports and fees current. The agencies involved have indicated waiver of any penalties.

The Board instructed Mr. Taylor, President, to instruct Lewis & Roca, the Company bankruptcy attorneys, to file a motion with the Court to release Princeton American Corporation from bankruptcy in October, 2003.

Mr. William Taylor, President, initiated contacts and discussions with acquisition and merger specialists to determine the marketability and value of the Company. The specialists indicate there is a market and value for a clean, post bankruptcy company that has an established SEC reporting history. The specialists are currently canvassing the market for interest and offers.

The commercial properties remain fully leased and scheduled rent increases and delinquent rent collections are being implemented.

THREE MONTHS ENDED AUGUST 31, 2003 TO THREE MONTHS ENDED AUGUST 31, 2002

Management will require additional capital of at least $1,600,000 during the next twelve months to payoff or refinance the 4808 North 22nd Street office building, the mortgage on which is due in April 2004.  The Company is currently negotiating with the Lender and other sources for more favorable financing of the 4808 North 22nd Street office building.  The Company expects to renew the three year Alliance Lease in that building which also expires during the current fiscal year.  In the event that this does not occur, the Company will attempt to release this space.   There is no assurance that the Company will be successful in these endeavors.

ITEM 3. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures, pursuant to which, all material information relating to the Company and disclosures contained within this Quarterly Report were jointly reviewed and discussed by Mr. Taylor, Mr. Bird and Mr. Sells, the retained CPA. This quarterly review of all financial transactions by Mr. Taylor and Mr. Bird, the only two senior signatory officers of the Company, with the oversight of Mr. Sells represents an efficient method of disclosure controls and procedures that ensures all material information of the Company is known and reviewed by them.

Part II. OTHER INFORMATION

Item 5. Other Information

Certification of Officers - See Exhibits

Item 6. Exhibits and Reports on Form 8-K

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

Date:  October 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ William C. Taylor	Chairman, CEO and Director	October 14, 2003

William C. Taylor

By: /s/ Scott E. Bird	Secretary, CFO and Director	October 14, 2003

Scott E. Bird